Form 10-Q
period 2013-09-30
EXIDE TECHNOLOGIES
filed 2013-11-08
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
As of October 23, 2013, 79,083,814 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$697,802	$711,692	$1,380,044	$1,405,130
Cost of sales	601,068	608,033	1,207,271	1,207,216
Gross profit	96,734	103,659	172,773	197,914
Selling and administrative expenses	88,694	95,715	180,864	189,400
Restructuring and impairments, net	2,601	1,108	11,325	624
Operating income (loss)	5,439	6,836	(19,416)	7,890
Other (income) expense, net	(7,507)	(939)	(2,342)	297
Interest expense, net	30,529	17,229	51,885	31,326
Loss before reorganization items, net	(17,583)	(9,454)	(68,959)	(23,733)
Reorganization items, net	19,407	426	58,946	801
Loss before income taxes	(36,990)	(9,880)	(127,905)	(24,534)
Income tax provision	2,975	3,887	3,284	95,700
Net loss	(39,965)	(13,767)	(131,189)	(120,234)
Net income attributable to noncontrolling interests	210	111	121	140
Net loss attributable to Exide Technologies	$(40,175)	$(13,878)	$(131,310)	$(120,374)
Loss per share
Basic	$(0.51)	$(0.18)	$(1.69)	$(1.56)
Diluted	$(0.51)	$(0.18)	$(1.69)	$(1.56)
Weighted average shares
Basic	78,121	77,210	77,917	77,178
Diluted	78,121	77,210	77,917	77,178
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(39,965)	$(13,767)	$(131,189)	$(120,234)
Other comprehensive (loss) income
Foreign currency translation adjustment	20,073	11,457	19,554	(13,483)
Gain (loss) on derivatives qualifying as hedges, net	—	2,643	—	1,266
Change in defined benefit liabilities, net	(484)	(325)	(418)	281
Total comprehensive income (loss)	(20,376)	8	(112,053)	(132,170)
Comprehensive income attributable to noncontrolling interests	210	119	121	140
Comprehensive loss attributable to Exide Technologies	$(20,586)	$(111)	$(112,174)	$(132,310)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$83,444	$104,289
Accounts receivable, net	523,675	504,795
Inventories	511,124	488,221
Prepaid expenses and other current assets	60,684	33,316
Deferred income taxes	11,223	11,470
Total current assets	1,190,150	1,142,091
Property, plant and equipment, net	577,121	558,115
Other assets:
Goodwill and intangibles, net	144,809	145,310
Deferred income taxes	119,504	107,865
Other noncurrent assets	68,399	51,049
Total other assets	332,712	304,224
Total assets	$2,099,983	$2,004,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,608	$22,017
Current maturities of long-term debt	286,349	60,131
Accounts payable	239,552	435,736
Accrued expenses	259,081	281,432
Deferred income taxes	8,519	8,721
Total current liabilities	800,109	808,037
Long-term debt	18,548	693,864
Noncurrent retirement obligations	163,744	233,404
Deferred income taxes	21,788	17,171
Other noncurrent liabilities	80,937	98,022
Liabilities not subject to compromise	1,085,126	1,850,498
Liabilities subject to compromise	964,225	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,084 and 79,253 shares issued and outstanding	791	793
Additional paid-in capital	1,140,744	1,139,030
Accumulated deficit	(1,070,622)	(939,312)
Accumulated other comprehensive loss	(28,302)	(47,439)
Total stockholders’ equity attributable to Exide Technologies	42,611	153,072
Noncontrolling interests	8,021	860
Total stockholders’ equity	50,632	153,932
Total liabilities and stockholders’ equity	$2,099,983	$2,004,430
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net loss	$(131,189)	$(120,234)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,927	39,442
Gain on asset sales / impairments, net	(3,586)	(1,081)
Reorganization items, net	12,301	—
Deferred income taxes	(2,270)	94,379
Provision for doubtful accounts	901	570
Non-cash stock compensation	1,711	2,378
Amortization of deferred financing costs	10,599	2,125
Currency remeasurement (gain) loss	(1,334)	252
Changes in assets and liabilities
Receivables	(3,912)	(25,552)
Inventories	(9,260)	(70,615)
Other current assets	(29,441)	(6,404)
Payables	(122,145)	48,439
Accrued expenses	24,904	(3,800)
Other noncurrent liabilities	(859)	(8,126)
Other, net	(9,148)	(2,103)
Net cash used in operating activities	(222,801)	(50,330)
Cash Flows From Investing Activities:
Capital expenditures	(36,268)	(49,621)
Insurance proceeds	3,571	—
Proceeds from asset sales	4,085	1,084
Net cash used in investing activities	(28,612)	(48,537)
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(12,192)	20,321
Increase (decrease) in other debt	270,915	(1,928)
Financing fees and other	(28,475)	—
Net cash provided by financing activities	230,248	18,393
Effect of exchange rate changes on cash and cash equivalents	320	(613)
Net decrease in cash and cash equivalents	(20,845)	(81,087)
Cash and cash equivalents, beginning of period	104,289	155,368
Cash and cash equivalents, end of period	$83,444	$74,281

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$10,281	$32,942
Income taxes (net of refunds)	6,837	3,191
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
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. Factors leading to the reorganization included the Company's significant debt burden, impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, unplanned production shut down in certain facilities, and higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely impacting the Company's financial condition and its ability to make debt payments coming due. Lastly, downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further impacting the Company's liquidity.
As debtor-in-possession, the Debtor is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.
Exide received Bankruptcy Court approval for, among other things, access to a $500.0 million debtor-in-possession financing facility ("DIP Credit Facility") on the terms set forth in the debtor-in-possession credit agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits and to honor customer warranty, sales returns and rebate obligations.
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
The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements, and other general corporate purposes. The DIP Credit Facility contains certain financial covenants. Failure to maintain compliance with these covenants would result in an event of default which would restrict the availability of funds necessary to maintain the Company's operations and assist in funding the Company's reorganization plans.
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtor and as a result, the Company's senior secured notes and convertible senior subordinated notes have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a reorganization plan will be proposed by the Debtor or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.
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
On August 9, 2013, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. The schedules and statements of financial affairs are subject to further amendment or modification. On September 13, 2013, the Bankruptcy Court entered an order, which, among other things, established October 31, 2013, as the general bar date for filing claims. Claims by certain governmental authorities must be filed on or prior to December 9, 2013. The claims bar date order was supplemented by a further order on October 24, 2013, extending the bar date to January 31, 2014, solely with respect to personal injury claims related to the Company’s secondary lead recycling facility in Vernon, California. As the ultimate number and amount of the allowed claims is not presently known and, because the distribution to holders of allowed claims will likely be addressed by a plan of reorganization, which has not yet been filed, the ultimate distribution with respect to allowed claims is not presently ascertainable.
At this time, it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders or when it may be possible to emerge from Chapter 11. The Company believes that under any reorganization plan, the Company's common stock would likely be substantially diluted or canceled in its entirety. Further it is also expected that the Company's senior secured notes and convertible senior subordinated notes will suffer substantial impairment.

Basis of Presentation
The Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.
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
Unless otherwise indicated or unless the context otherwise requires, references to "fiscal year" refer to the period ended March 31 of that year (e.g. "fiscal 2014" refers to the period beginning April 1, 2013 and ending March 31, 2014).
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

Reorganization items included in the Consolidated Financial Statements include costs directly related to the Chapter 11 proceedings, as follows:

	Three Months Ended	Six Months Ended
	September 30, 2013	September 30, 2013
	(In thousands)
Professional fees	$19,407	$43,246
Write off prior debt financing costs/other	—	12,301
Other direct costs	—	3,399
	$19,407	$58,946

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

September 30, 2013
(In thousands)
Debt	$730,324
Accrued interest	37,357
Accounts payable	83,428
Retirement obligations	75,980
Restructuring reserve	8,935
Other accrued liabilities	28,201
$964,225

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
Debtors' Statements of Operations

	Three Months Ended	Six Months Ended
	September 30, 2013	September 30, 2013
	(In thousands)
Net sales	$296,236	$583,830
Cost of sales	255,152	517,920
Gross profit	41,084	65,910
Selling and administrative expenses	38,200	78,706
Restructuring and impairments, net	2,298	9,931
Operating income (loss)	586	(22,727)
Other income, net	(5,771)	(28,688)
Loss in net earnings of subsidiaries	2,093	33,410
Interest expense, net	26,028	44,175
Loss before reorganization items, net	(21,764)	(71,624)
Reorganization items, net	18,397	57,465
Loss before income taxes	(40,161)	(129,089)
Income tax provision	14	2,221
Net loss attributable to Debtor	$(40,175)	$(131,310)

Debtors' Balance Sheet

September 30, 2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,347
Accounts receivable, net	136,538
Non-Debtor receivables	53,610
Inventories	207,820
Prepaid expenses and other current assets	49,597
Total current assets	480,912
Property, plant and equipment, net	236,917
Other assets:
Investments in non-Debtor subsidiaries	403,645
Non-Debtor loans	258,660
Other noncurrent assets	108,061
Total other assets	770,366
Total assets	$1,488,195
LIABILITIES AND DEBTORS' EQUITY
Current liabilities:
Current maturities of long-term debt	$284,625
Accounts payable and accrued expenses	111,457
Total current liabilities	396,082
Other noncurrent liabilities	85,277
Liabilities not subject to compromise	481,359
Liabilities subject to compromise	964,225
DEBTORS' EQUITY

Total Debtors' equity	42,611
Total liabilities and Debtors' equity	$1,488,195

Debtors' Statements of Cash Flows

Six Months Ended
September 30, 2013
(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(217,406)
Cash Flows From Investing Activities:
Capital expenditures	(14,410)
Proceeds from asset sales	12
Net cash used in investing activities	(14,398)
Cash Flows From Financing Activities:
Increase in other debt	267,207
Financing fees and other	(28,475)
Net cash provided by financing activities	238,732
Net increase in cash and cash equivalents	6,928
Cash and cash equivalents, beginning of period	26,419
Cash and cash equivalents, end of period	$33,347

(3) STOCKHOLDERS’ EQUITY
The stockholders’ equity accounts for both the Company and noncontrolling interests consisted of the following:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at March 31, 2013	$793	$1,139,030	$(939,312)	$(47,439)	$860	$153,932
Net income (loss)	—	—	(131,310)	—	121	(131,189)
Defined benefit plans, net	—	—	—	(418)	—	(418)
Translation adjustment	—	—	—	19,554	—	19,554
Common stock issuance/other	(2)	3	—	1	7,040	7,042
Stock compensation	—	1,711	—	—	—	1,711
Balance at September 30, 2013	$791	$1,140,744	$(1,070,622)	$(28,302)	$8,021	$50,632

The accumulated other comprehensive income loss, net of tax, for both the Company and the noncontrolling interests consisted of the following:

	Benefit Plans	Currency Translation	Total
	(In thousands)
Balance at March 31, 2013	$(83,662)	$36,223	$(47,439)
Other comprehensive income before reclassifications	(417)	19,554	19,137
Balance at September 30, 2013	$(84,079)	$55,777	$(28,302)

(4) GOODWILL AND INTANGIBLES, NET
Goodwill and intangible assets consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames	Customer Relationships	Technology	Total
	(In thousands)
As of September 30, 2013:
Gross amount	$880	$61,132	$13,905	$107,252	$25,843	$209,012
Accumulated amortization	—	—	(10,341)	(41,824)	(12,038)	(64,203)
	$880	$61,132	$3,564	$65,428	$13,805	$144,809
As of March 31, 2013:
Gross amount	$1,014	$60,105	$13,671	$104,534	$25,411	$204,735
Accumulated amortization	—	—	(9,627)	(38,591)	(11,207)	(59,425)
	$1,014	$60,105	$4,044	$65,943	$14,204	$145,310

Amortization of finite-lived intangible assets for the six months ended September 30, 2013 and 2012 was $3.4 million and $3.5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets for each of the next five years will be approximately $6.7 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consisted of the following:

	September 30, 2013	March 31, 2013
	(In thousands)
Raw materials	$104,125	$89,925
Work-in-process	134,034	106,194
Finished goods	272,965	292,102
	$511,124	$488,221

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	September 30, 2013	March 31, 2013
	(In thousands)
Deposits (a)	$4,144	$3,885
Deferred financing costs	28,575	16,080
Investment in affiliates	517	1,877
Capitalized software, net	3,494	3,993
Retirement plans	22,187	17,655
Other	9,482	7,559
	$68,399	$51,049

(a)
Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(7) DEBT
At September 30, 2013 and March 31, 2013, short-term borrowings of $6.6 million and $22.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.5% at September 30, 2013 and March 31, 2013.
Total long-term debt consisted of the following:

	September 30, 2013	March 31, 2013
	(In thousands)
DIP Credit Facility	$284,625	$—
8 5/8% Senior Secured Notes due 2018 (a)	—	675,000
Floating Rate Convertible Senior Subordinated Notes due 2013 (a)	—	55,750
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	20,272	20,457
	304,897	751,207
Fair value adjustments on hedged debt	—	2,788
Total	304,897	753,995
Less-current maturities	286,349	60,131
Total long-term debt	$18,548	$693,864

(a) The pre-petition debt of the Debtor was reclassified to liabilities subject to compromise.
Total debt, including short-term borrowings, at September 30, 2013 and March 31, 2013 was $311.5 million and $776.0 million, respectively.
In connection with the Chapter 11 Case, the Bankruptcy Court has approved the DIP Credit Facility on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured super-priority Debtor-in-Possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million senior secured asset-based revolving credit facility (the "ABL revolving credit facility"), subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended and restated to provide a $25.0 million swingline facility sub-limit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90 million for the four quarters ending after March 31, 2014. Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions, and further clarifies certain terms of the Amended DIP Credit Agreement. The amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the Amended DIP Credit Agreement. The amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date; (ii) the effective date of the Debtor plan of reorganization; and (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.

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

(8) INTEREST EXPENSE, NET
Interest income is netted against interest expense. Such interest income amounted to $0.1 million for the three months ended September 30, 2013 compared to $0.2 million for the three months ended September 30, 2012 and $0.4 million for the six months ended September 30, 2013 compared to $0.5 million for the six months ended September 30, 2012.

(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense net consisted of:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)		(In thousands)
Currency remeasurement (gain) loss (a)	$(6,944)	$(939)	$(1,334)	$252
Other	(563)	—	(1,008)	45
	$(7,507)	$(939)	$(2,342)	$297

(a)	The currency remeasurement loss relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, and various other foreign currencies.

(10) EMPLOYEE BENEFITS
The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$557	$598	$1,113	$1,173
Interest cost	7,096	7,386	14,171	14,689
Expected return on plan assets	(7,536)	(7,250)	(15,060)	(14,369)
Amortization of:
Prior service cost	16	15	32	30
Actuarial loss	779	505	1,559	1,004
Net periodic benefit cost	$912	$1,254	$1,815	$2,527

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$191	$176	$384	$346
Interest cost	247	262	495	521
Amortization of:
Prior service cost	(123)	(122)	(245)	(245)
Actuarial loss	169	161	339	320
Net periodic benefit cost	$484	$477	$973	$942
The fiscal 2014 pension plan and other post-retirement plan contributions are estimated to be $14.8 million and $1.9 million, respectively. The Company has funded $8.7 million during the six months ended September 30, 2013.

(11) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
On April 15, 2002, the “2002 Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “2002 Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the "Previous Cases" and the "2002 Bankruptcy Court"). The 2002 Debtors, along with the Official Committee of Unsecured Creditors in the Previous Cases, filed a Joint Plan of Reorganization (the “2002 Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the 2002 Plan.
Under the 2002 Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims.
As general unsecured claims have been allowed in the Previous Cases, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount. These rates were established based upon the assumption that the common stock allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the 2002 Plan without the need for any redistribution or supplemental issuance of securities.
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

Private Party Lawsuits and other Legal Proceedings
In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company's request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys did not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believed were relevant to non-executory contracts. EnerSys filed a motion to dismiss that complaint, which the Bankruptcy Court granted on January 8, 2013.
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
On April 15, 2013, David M. Loritz filed a purported class action lawsuit against the Company, James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., and Michael Ostermann alleging violations of certain federal securities laws. On May 3, 2013, Trevor Knopf filed a nearly identical complaint against the same named defendants in the same court. These cases were filed in the United States District Court for the Central District of California purportedly on behalf of purchasers of the Company's stock between February 9, 2012 and April 3, 2013.  On June 4, 2013, James Cassella and Sandra Weitsman filed a substantially similar action in the same court, purportedly on behalf of those who purchased the Company's stock between June 1, 2011 and April 24, 2013, against the Company, Messrs. Bolch, Damaska, Hirt and Lou Martinez.  On July 9, 2013, Judge Stephen V. Wilson consolidated these cases under the Loritz v. Exide Technologies, Inc. caption, lead docket number 2:13-02607-SVW-E, and appointed Sandra Weitsman and James Cassella Lead Plaintiffs of the putative class of former Exide stockholders. Judge Wilson ordered Lead Plaintiffs to file their consolidated amended complaint on or before August 23, 2013. On July 17, 2013, Lead Plaintiffs voluntarily dismissed their claims against the Company, without prejudice to re-file at a future date. Lead Plaintiffs have indicated that they intend to pursue their claims against the individual defendants during the pendency of Exide's bankruptcy and may seek to reinstate their claims against the Company when it emerges from bankruptcy.
On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins and Dominic J. Pilleggi. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s senior secured notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants have moved to dismiss all claims against them and briefing on their motion is expected to be complete before December 31, 2013. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.

Environmental Matters
As a result of its multinational manufacturing, distribution and, recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage, and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has received notification from the EPA, equivalent state and local agencies or others alleging or indicating that the Company is or may be responsible for performing and/or investigating environmental remediation, or seeking the repayment of the costs spent by governmental entities or others performing investigations and/or remediation at certain U.S. sites under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws.
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
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of September 30, 2013 and March 31, 2013, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $25.5 million and $25.4 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
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
On April 25, 2013, Zach Hernandez filed a purported class action lawsuit in the California Superior Court for the County of Los Angeles against the Company and Does 1-100 seeking damages and medical monitoring for an alleged class consisting of all Los Angeles County residents who allegedly have sustained physical or neurological injury or toxic exposure allegedly as the result of the release of allegedly hazardous waste or chemicals from the Company's facility located in Vernon, California. On June 10, 2013, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware, and the case is stayed.
On October 18, 2013, the South Coast Air Quality Management District (SCAQMD) filed a petition seeking the suspension of operations at the Vernon facility until further air emission reduction efforts are implemented. The Company is contesting the SCAQMD's petition and a hearing is tentatively scheduled to begin in mid-December 2013 and then continue in 2014. If the Company is unable to prevail and is subsequently forced to suspend operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products while it evaluates appropriate measures to meet the SCAQMD's demand.  If the Company is unable to find such sources of lead, if it procures such sources of lead at significantly higher cost, or further risk reduction efforts which could require significant capital expenditures, such circumstances could result in a material adverse effect on the Company's results of operations and cash flows.
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

Asset Sale Contract
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds, after deducting closure related costs, of approximately $25.0 million to $30.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds were required to be invested in future U.S. capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL revolving credit facility. In connection with resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate account to fund any required remedial activities related to the parcel of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company. The Company believes the transaction will have a net favorable impact on pre-tax results, which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds net of any amounts held in escrow as described above.

Guarantees

At September 30, 2013, the Company had outstanding letters of credit with a face value of $54.8 million and surety bonds with a face value of $56.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2013, pursuant to the terms of the various surety agreements, was $54.5 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2013, bank guarantees with an aggregate face value of $17.8 million were outstanding.

(12) INCOME TAXES
The effective tax rate for the six months ended September 30, 2013 and 2012 is (2.6)% and (390.1)%, respectively. The effective tax rate for the six months ended September 30, 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
Valuation allowances have been recognized in the U.S. and certain foreign tax jurisdictions to reduce the deferred tax assets for loss carry-forwards and deductible temporary differences for which it is more likely than not that the tax benefits associated with those assets will not be realized. In other jurisdictions (primarily France and Germany), the Company's net deferred tax assets include loss carry-forwards and deductible temporary differences which management believes are realizable through future taxable income. Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carry-forwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company's financial results in certain jurisdictions change, the continued release and establishment of related valuation allowances may occur.
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
The Company's unrecognized tax benefits increased from $35.0 million to $36.6 million during the six months ended September 30, 2013 due to the effects of foreign currency translation. The amount, if recognized, that would affect the Company's effective tax rate at September 30, 2013 is $31.1 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both September 30, 2013 and March 31, 2013, before any tax benefits, the Company had $1.2 million of accrued interest and penalties on unrecognized tax benefits.
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

(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the six months ended September 30, 2013, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve activity and impairment expense are as follows:

	Severance Costs	Closure Costs	Total Restructuring	Gain on Asset Sales / Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
Balance at March 31, 2013	$6,050	$3,576	$9,626
Expenses	8,143	6,768	14,911	$(3,586)	$11,325
Payments and currency translation	(7,162)	(2,045)	(9,207)
	7,031	8,299	15,330
Reclassify to Liabilities Subject to Compromise			(8,935)
Balance at September 30, 2013			$6,395

Remaining restructuring expenditures principally represent: (i) severance and related benefits payable per employment agreements and/or regulatory requirements; (ii) lease and contractual commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idled equipment payable in accordance with contractual terms; and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.
Summarized restructuring and impairments, by segment, are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)		(In thousands)
Transportation Americas	$1,941	$138	$9,280	$138
Transportation Europe & ROW	(2,207)	241	(2,284)	155
Industrial Energy Americas	63	360	156	408
Industrial Energy Europe & ROW	2,589	369	3,659	(37)
Unallocated corporate	215	—	514	(40)
	$2,601	$1,108	$11,325	$624

(14) LOSS PER SHARE
The Company computes basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding, if dilutive. For the three and six months ended September 30, 2013 and 2012, market rates were below the level at which interest payments for these notes are required.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method).
Due to a net loss for the three and six months ended September 30, 2013 and 2012, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive. Potentially dilutive shares consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	1,651	2,872
Restricted stock awards (non-vested)	469	1,799
Total shares excluded	5,817	8,368

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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2013		March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)		(In thousands)
(Liability) Asset:
Senior Secured Notes (a)	$(675,000)	$(488,531)	$(675,000)	$(580,500)
Convertible Senior Subordinated Notes (a)	(51,900)	(8,434)	(55,750)	(52,864)
Foreign Currency Forwards (b)	—	—	25	25
Commodity Swaps (b)	—	—	141	141

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

At September 30, 2013, the Company had no financial instruments to be measured at fair value. The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

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

(16) SEGMENT INFORMATION
The Company reports its results in four business segments: Transportation Americas; Transportation Europe and Rest of World (“ROW”); Industrial Energy Americas; and Industrial Energy Europe and ROW. The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
Selected financial information concerning the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Net sales
Transportation Americas	$185,233	$213,038	$375,445	$428,179
Transportation Europe & ROW	219,732	211,120	406,169	405,263
Industrial Energy Americas	104,741	98,862	206,358	185,550
Industrial Energy Europe & ROW	188,096	188,672	392,072	386,138
	$697,802	$711,692	$1,380,044	$1,405,130
Operating income (loss)
Transportation Americas	$(5,119)	$(5,593)	$(21,064)	$(15,011)
Transportation Europe & ROW	4,498	4,976	(29)	8,998
Industrial Energy Americas	13,074	7,105	17,700	13,517
Industrial Energy Europe & ROW	4,172	8,599	10,250	14,788
Unallocated corporate expenses	(8,585)	(7,143)	(14,948)	(13,778)
	8,040	7,944	(8,091)	8,514
Less: restructuring and impairments, net (a)	2,601	1,108	11,325	624
Total operating income (loss)	$5,439	$6,836	$(19,416)	$7,890
Depreciation and Amortization
Transportation Americas	$6,180	$6,860	$13,160	$13,923
Transportation Europe & ROW	4,978	4,492	10,201	9,299
Industrial Energy Americas	2,884	2,590	5,863	5,271
Industrial Energy Europe & ROW	4,186	4,329	8,531	8,788
Unallocated corporate expenses	1,208	1,260	2,172	2,161
	$19,436	$19,531	$39,927	$39,442
Capital expenditures
Transportation Americas	$7,599	$11,059	$12,985	$20,021
Transportation Europe & ROW	5,239	7,869	15,996	15,984
Industrial Energy Americas	406	3,014	1,392	5,988
Industrial Energy Europe & ROW	2,014	3,011	3,598	4,640
Unallocated corporate expenses	1,478	582	2,297	2,988
	$16,736	$25,535	$36,268	$49,621

(a)	See Note 13 for detail by segment.

(17) RELATED PARTY TRANSACTIONS
Robert M. Caruso, our President and Chief Executive Officer, and Ed Mosley, our Vice President and Chief Restructuring Officer are employed by Alvarez & Marsal North America, LLC (“Alvarez & Marsal” or “A&M”) as Managing Director and Senior Director, respectively. Alvarez & Marsal has been retained by the Company in connection with our Chapter 11 restructuring. Mr. Caruso, who has been associated with Alvarez & Marsal since 2006, remains a Managing Director of Alvarez & Marsal while serving as our President and Chief Executive Officer. Mr. Mosley has been with Alvarez & Marsal since 2008, and remains a Senior Director of Alvarez & Marsal while serving as our Chief Restructuring Officer. In addition, Mr. Caruso holds a minority equity interest in Alvarez & Marsal’s parent company which indirectly entitles him to a share of Alvarez & Marsal’s profits.
Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and Alvarez & Marsal (the “Services Agreement”), we have retained Alvarez & Marsal in connection with our Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Mr. Caruso and Mr. Mosley and hourly fees for the services of other temporary personnel of Alvarez & Marsal and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Mr. Caruso and Mr. Mosley) are compensated by Alvarez & Marsal independently pursuant to their arrangements with Alvarez & Marsal. The Services Agreement also provides for payment of a one-time success fee to Alvarez & Marsal as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.75 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses we incurred under the Services Agreement amounted to $7.8 million for the three months ended September 30, 2013 and $11.5 million for the six months ended September 30, 2013.
We understand from Mr. Caruso and Mr. Mosley that they do not and will not, as applicable, directly receive a portion of the fees paid by the Company to Alvarez & Marsal in respect of their hourly fees, the overall fee, the success fee or any other fees relating to any other aspect of the Company’s engagement of Alvarez & Marsal. However, Mr. Caruso and Mr. Mosley may be entitled to discretionary bonuses at the end of each A&M fiscal year which may, similar to other professional services firms, take into account revenues and expenses related to matters on which they have worked or managed. A&M has disclosed that the ultimate amount of Messrs. Caruso’s and Mosley’s compensation, which has not yet been determined, will depend on a number of factors related to, among other things, their performance as employees, their contribution to the revenue generating activities (including but not limited to the engagement for the Company) and A&M’s overall financial results.

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
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A Risk Factors in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.

Chapter 11 Case
Overview. On June 10, 2013, the Company filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Case is being administered under the caption In re Exide Technologies, case number 13-11482. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 proceedings and continue to operate their businesses without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code.
The Company is operating as a "Debtor-in-Possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing the Debtor to pay pre-petition obligations to, among other parties: (i) employees; (ii) taxing authorities; (iii) insurance providers; (iv) independent contractors; (v) foreign vendors; and (vi) certain vendors deemed critical to the Debtor's operations.
While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtor currently retains the exclusive right to propose a plan of reorganization under Section 1121 of the Bankruptcy Code. Any plan of reorganization, which would be subject to acceptance by the requisite numbers of voting creditors under the Bankruptcy Code and Bankruptcy Court approval in accordance with the confirmation requirements of section 1129 of the Bankruptcy Code, will likely materially change the amounts and classifications in the Company's Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be distributable to holders of the Debtor's various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its debt or equity securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor's reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. The Company received notice from NASDAQ that the Company's common stock was delisted from trading on NASDAQ.
General Information. Notices to Creditors; Effect of Automatic Stay. The Debtor notified all known current or potential creditors that the Chapter 11 Case had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor's Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtor, or to create, perfect or enforce any lien against the property of the Debtor, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Executory Contracts and Unexpired Leases. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court, and certain other conditions. Under the Bankruptcy Code, the Debtor's rights to assume or assume and assign unexpired leases of non-residential real estate expire on 120 days after the Petition Date (subject to further extension for cause by the Bankruptcy Court but not to exceed 210 days from the Petition Date). On October 15, 2013, the Bankruptcy Court entered an order extending the deadline to assume or reject such unexpired non-residential real estate leases to January 6, 2014.
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
Magnitude of Potential Claims. On August 9, 2013, the Debtor filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 Case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtor that arose prior to the Petition Date and whose claim: (i) is not listed on the Debtor's schedules; or (ii) is listed on the schedules as disputed, contingent, or un-liquidated, must file a proof of claim. On September 13, 2013, the Bankruptcy Court entered an order, which, among other things, established October 31, 2013, as the general bar date for filing claims. This order was supplemented by a further order on October 24, 2013, extending the bar date to January

31, 2014, solely with respect to personal injury claims related to the Company’s secondary lead recycling facility in Vernon, California.
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
Plan of reorganization. The Debtor has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Debtor's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. On October 15, 2013, the Bankruptcy Court entered an order extending the Debtor’s exclusive period to file a plan to May 31, 2014, and the period to solicit acceptances of a plan to July 24, 2014. These dates conform with the corresponding milestones under the DIP Credit Facility. If the Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtor if: (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
Liabilities Subject to Compromise. The Debtor has incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which are expensed as incurred, are expected to continue to significantly affect the Debtor's results of operations. Pre-petition claims were reflected in liabilities subject to compromise on the Consolidated Balance Sheets.
Further Information. For further information regarding the Chapter 11 Case, see Note 1 to the Consolidated Financial Statements. Additional information about the Company's Chapter 11 filing is also available on www.exiderestructures.com.

Executive Overview
The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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

Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 43.0% of the Company’s cost of sales for the six months ended September 30, 2013. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 5.4% from $1,973 per metric ton for the six months ended September 30, 2012 to $2,079 per metric ton for the six months ended September 30, 2013. At October 25, 2013, the quoted price on the LME was $2,149 per metric ton. Due to a variety of factors, including the market for spent batteries as an input cost for the Company's lead recycling operations, the price of lead on the LME does not always reflect the price of lead for the Company.
In the Americas, the Company has historically obtained the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries decreased approximately 6.8% for the six months ended September 30, 2013 versus the prior year period while lead prices on the LME have increased during the same period. Historically, the combination of higher spent battery costs and lower lead prices on the LME has put significant pressure on the Company’s margins. In response, the Company has taken pricing actions as allowed by the market and will attempt to secure higher captive spent battery return rates to help mitigate the risks associated with the price volatility of spent batteries.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the six months ended September 30, 2013, the exchange rate of the Euro to the U.S. Dollar increased 3.8% on average to $1.32 compared to $1.27 for six months ended September 30, 2012. At September 30, 2013, the Euro was $1.35 as compared to $1.28 at March 31, 2013. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the six months ended September 30, 2013, approximately 57.8% of the Company’s net sales were generated in Europe and ROW. Further, approximately 63.5% of the Company’s aggregate accounts receivable and inventories as of September 30, 2013 were held by its European and ROW subsidiaries.
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
Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications, and data and material handling markets. Economic difficulties experienced in these markets and geographic locations may impact the Company’s financial results.
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

Highlights and Outlook
The Company ceased operations at its Frisco, Texas recycling facility in December 2012 and idled secondary lead recycling operations at its Reading, Pennsylvania facility, effective March 2013. Successful idling of the secondary lead recycling operations at the Reading, Pennsylvania facility allows the Company to avoid capital spending of up to as $30.0 million during fiscal 2014.
The key elements of the Company’s underlying business plans and continued strategies are:

•	Successful emergence from bankruptcy as a going concern;

•
Successful execution of the closure of the Company’s Bristol, Tennessee transportation battery facility, including transitioning existing production to two of the Company’s other facilities in the Americas;

•	Successful closure and sale of the Company’s Frisco, Texas facility for anticipated net proceeds of approximately $25.0 million to $30.0 million;

•
Actions designed to improve the Company’s liquidity and operating cash flow include working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures;

•
Continued factory and distribution productivity improvements through the Company’s established Lean/Six Sigma program, as well as the Value Analysis Value Engineering (“VAVE”) and Take Charge! initiatives;

•
An enhanced focus on growth of the Industrial Americas business through increased new product offerings (Tubular Motive Power, High Frequency Chargers, etc.), increases in capacity, and a larger and more distributed sales and service team tied to the Transportation branch network;

•
Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and MHF) required for the increasing numbers of Stop & Start and micro-hybrid vehicles, particularly in Europe;

•	Continued research and development and engineering investments designed to develop enhanced lead-acid products;

•	Permanently lifting of the suspension order related to the Vernon, California secondary lead recycling facility.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Employee Benefit Plans. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth rates, long-term return on plan assets, retirement, turnover, health care cost trend rates, and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 10 to the Consolidated Financial Statements.
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

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences and carry-forwards are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income limited weight for the purposes of our valuation allowance assessment pursuant to GAAP;

•
Taxable income in prior carryback year(s) if carryback is permitted under the tax law would be considered significant positive evidence, depending on availability, when evaluating current period losses; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carry-forwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

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
In fiscal 2013, our U.S. operations had moved to a position of cumulative loss for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were not more likely than not to be realized:

•	Three-year cumulative pretax loss;

•	Limited carry-forward period for the U.S. net operating losses; and

•	Business plan projections for the U.S. showed continued losses.

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
Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional future earnings charges are possible. Also, future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company’s results of operations and cash flows.
Litigation. The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Lawsuits have been filed against the Company for which the liabilities are not considered probable and reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or the resolution of existing matters results in liability to the Company, such liability could have a significant impact on the Company’s future results and cash flows.
Liabilities Subject to Compromise. Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief are stayed while the Debtor continues business operations as a debtor-in-possession. These estimated claims are reflected in the Consolidated Balance Sheet as Liabilities Subject to Compromise. Such claims remain subject to future adjustments which could be material. Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.
Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the proceedings of the bankruptcy case or based upon expectations of the interest being an allowed claim. The expectations of interest being an allowed claim remain subject to future determination and adjustment.

Results of Operations
Three months ended September 30, 2013 compared with the three months ended September 30, 2012
Net sales were $697.8 million for the three months ended September 30, 2013 versus $711.7 million in the three months ended September 30, 2012. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the three months ended September 30, 2013 by approximately $13.4 million. Excluding foreign currency translation impact, net sales decreased by approximately $27.3 million, or 3.8%, primarily due to lower Transportation Americas net sales resulting from significantly lower third-party lead and tolling sales resulting from the permanent reduction in recycling plant capacity in the Americas partially offset by stronger network power sales in the Americas as well as an estimated $4.3 million favorable lead-related pricing impact on battery net sales.

Net sales by operating segment:

			Favorable / (Unfavorable)
	Three Months Ended		Total	Currency Related	Non-Currency Related
	September 30, 2013	September 30, 2012
	(In thousands)
Transportation Americas	$185,233	$213,038	$(27,805)	$(1,018)	$(26,787)
Transportation Europe & ROW	219,732	211,120	8,612	8,413	199
Industrial Energy Americas	104,741	98,862	5,879	(175)	6,054
Industrial Energy Europe & ROW	188,096	188,672	(576)	6,182	(6,758)
TOTAL	$697,802	$711,692	$(13,890)	$13,402	$(27,292)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 12.6% primarily due to lower OE unit sales and $19.7 million lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
Transportation Europe and ROW net sales, excluding foreign currency translation impact, were flat year over year as stronger unit sales in both the aftermarket and the original equipment channels were offset by $18.3 million lower sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013. Lead-related pricing actions had a favorable impact of $3.2 million.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 6.1% primarily due to dramatically higher unit sales in the network power markets, as compared to prior period.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, decreased 3.6% primarily due to lower motive power unit sales in Australia and reduced network power sales in Southeast Asia, partially offset by $1.2 million of favorable lead-related pricing actions, principally in Europe.
Gross profit was $96.7 million in the three months ended September 30, 2013 versus $103.7 million in the three months ended September 30, 2012. Gross margin decreased to 13.9% from 14.6% in the second quarter of fiscal 2013. See further discussion below under the caption “Operating income (loss) by operating segment".
Selling and administrative expenses were $88.7 million for the three months ended September 30, 2013 as compared to $95.7 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased $8.5 million primarily due to lower salaried related and travel costs resulting from cost reduction efforts and recent headcount reductions.
Restructuring and impairment expenses increased by $1.5 million, to $2.6 million for the three months ended September 30, 2013. Fiscal 2014 restructuring and impairment expenses included selected headcount reductions in the Company’s Transportation Americas and Industrial Energy Europe & ROW segments.
Operating income (loss) was $5.4 million in the three months ended September 30, 2013 versus $6.8 million in the three months ended September 30, 2012. See segment discussion below.

Operating income (loss) by operating segment:

	Three Months Ended
	September 30, 2013		September 30, 2012		Favorable / (Unfavorable)
	Total	Percent of Net Sales	Total	Percent of Net Sales	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(5,119)	(2.8)%	$(5,593)	(2.6)%	$474	$(54)	$528
Transportation Europe & ROW	4,498	2.0%	4,976	2.4%	(478)	209	(687)
Industrial Energy Americas	13,074	12.5%	7,105	7.2%	5,969	2	5,967
Industrial Energy Europe & ROW	4,172	2.2%	8,599	4.6%	(4,427)	(74)	(4,353)
Unallocated corporate expenses	(8,585)	n/a	(7,143)	n/a	(1,441)	(223)	(1,218)
	8,040	1.2%	7,944	1.1%	97	(140)	237
Less: restructuring and impairments, net	2,601	n/a	1,108	n/a	1,493	83	1,410
Total operating income (loss)	$5,439	0.8%	$6,836	1.0%	$(1,396)	$(223)	$(1,173)

Gross margins by operating segment are shown below:

	Three Months Ended
	September 30, 2013	September 30, 2012
Transportation Americas	11.6%	12.1%
Transportation Europe & ROW	11.3%	13.8%
Industrial Energy Americas	22.7%	18.9%
Industrial Energy Europe & ROW	14.2%	15.9%
Total	13.9%	14.6%

Operating loss in Transportation Americas slightly improved for the quarter. The improvement was driven by lower SG&A costs resulting from cost containment initiatives, lower spent battery costs, partially offset by manufacturing inefficiencies and higher freight costs resulting from Vernon plant curtailment which impacted lead shipments to the battery plants.
Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased slightly, as reduced operating expenses were offset by an approximate $1.5 million operating earning reduction resulting from the sale, in late fiscal 2013, of the Australasia transportation business.
Industrial Energy Americas operating income, excluding foreign currency translation impact, improved by $6.0 million primarily resulting from higher network power volumes and lower lead input costs of approximately $1.7 million, partially offset by continued plant efficiency issues in our Columbus, Georgia facility.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased by $4.4 million as lower unit sales across all markets without a similar corresponding decrease manufacturing costs combined with higher unrecovered lead costs.
Unallocated corporate operating expenses were unfavorable mostly due to higher professional fees for certain European legal matters.
Other (income) expense was $(7.5) million in the three months ended September 30, 2013 versus $(0.9) million in the three months ended September 30, 2012. The change primarily results from favorable currency remeasurement costs versus the prior year.
Interest expense increased by $13.3 million, to $30.5 million in the three months ended September 30, 2013 from $17.2 million in the three months ended September 30, 2012 as a result of higher average borrowings outstanding increased by the DIP financing and higher amortization of deferred financing costs related to the DIP financing.
Reorganization expenses include items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the Company's professional advisers including legal, financial and other bankruptcy related experts. For additional information see Note 1 to the Consolidated Financial Statements.

Income Taxes consisted of the following:

	Three Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Loss before income taxes	$(36,990)	$(9,880)
Income tax provision	2,975	3,887
Effective tax rate	(8.0)%	(39.3)%

The income tax expense for the second quarter of fiscal 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the second quarter of fiscal 2014 was affected by the recognition of $18.7 million in valuation allowances on current period tax benefits.
The income tax expense for the second quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the second quarter of fiscal 2013 was affected by the recognition of $10.8 million in valuation allowances on current period tax benefits.

Six months ended September 30, 2013 compared with the six months ended September 30, 2012
Net sales were $1.38 billion for the six months ended September 30, 2013 versus $1.41 billion for the six months ended September 30, 2012. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the six months ended September 30, 2013 by approximately $19.4 million. Excluding foreign currency translation impact, net sales decreased by approximately $44.5 million, or 3.2%, primarily due to lower Transportation net sales resulting from the Company's sale of the Transportation Australasia business. In addition, significantly lower third-party lead and tolling sales resulting from the permanent reduction in recycling plant capacity in the Americas partially offset by stronger network power sales in the Americas as well as an estimated $12.5 million favorable lead-related pricing impact on battery sales.
Net sales by operating segment:

			Favorable / (Unfavorable)
	Six Months Ended		Total	Currency Related	Non-Currency Related
	September 30, 2013	September 30, 2012
	(In thousands)
Transportation Americas	$375,445	$428,179	$(52,734)	$(999)	$(51,735)
Transportation Europe & ROW	406,169	405,263	906	11,471	(10,565)
Industrial Energy Americas	206,358	185,550	20,808	(212)	21,020
Industrial Energy Europe & ROW	392,072	386,138	5,934	9,120	(3,186)
TOTAL	$1,380,044	$1,405,130	$(25,086)	$19,380	$(44,466)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 12.1% primarily due to lower OE unit sales and $41.6 million lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
Transportation Europe and ROW net sales, excluding foreign currency translation impact, decreased 2.6% primarily due to $38.0 million lower net sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013, partially offset by 9.9% higher aftermarket unit sales in Europe and $7.2 million of favorable lead-related pricing actions.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 11.3% primarily due to higher unit sales in the network power markets.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, decreased 0.8% primarily due to lower unit sales across all markets, partially offset by $3.9 million of favorable lead-related pricing actions.
Gross profit was $172.8 million in the six months ended September 30, 2013 versus $197.9 million in the six months ended September 30, 2012. Gross margin decreased to 12.5% from 14.1% in the first half of fiscal 2013. Gross profit included

$11.7 million unfavorable impact primarily resulting from timing of lead related pricing recovery, lower third-party lead sales and tolling as well as $6.7 million unfavorable impact resulting from temporary suspension of the Company's Vernon recycling plant during the six months ended September 30, 2013. See further operating segments discussion below under the caption “Operating income (loss) by operating segment".
Selling and administrative expenses were $180.9 million for the six months ended September 30, 2013 as compared to $189.4 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased $10.6 million primarily due to lower salaried related and travel costs resulting from cost reduction efforts and recent headcount reductions.
Restructuring and impairment expenses increased by $10.7 million, to $11.3 million for the six months ended September 30, 2013. Fiscal 2014 restructuring and impairment expenses included $8.0 million in the Transportation Americas segment relating to headcount reductions, lease and contractual commitments, and the idling of our spiral-wound AGM product line ("Vortex"). The remaining $3.3 million of the change for the six month period relates to selected headcount reductions in Europe and the corporate headquarters.
Operating income (loss) was $(19.4) million in the six months ended September 30, 2013 versus $7.9 million in the six months ended September 30, 2012. See segment discussion below.
Operating income (loss) by operating segment:

	Six Months Ended
	September 30, 2013		September 30, 2012		Favorable / (Unfavorable)
	Total	Percent of Net Sales	Total	Percent of Net Sales	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(21,064)	(5.6)%	$(15,011)	(3.5)%	$(6,053)	$(41)	$(6,012)
Transportation Europe & ROW	(29)	—%	8,998	2.2%	(9,027)	182	(9,209)
Industrial Energy Americas	17,700	8.6%	13,517	7.3%	4,183	7	4,176
Industrial Energy Europe & ROW	10,250	2.6%	14,788	3.8%	(4,538)	45	(4,583)
Unallocated corporate expenses	(14,948)	n/a	(13,778)	n/a	(1,170)	(297)	(873)
	(8,091)	(0.6)%	8,514	0.6%	(16,605)	(104)	(16,501)
Less: restructuring and impairments, net	11,325	n/a	624	n/a	10,701	126	10,575
Total operating income (loss)	$(19,416)	(1.4)%	$7,890	0.6%	$(27,306)	$(230)	$(27,076)

Gross margins by operating segment are shown below:

	Six Months Ended
	September 30, 2013	September 30, 2012
Transportation Americas	9.1%	10.7%
Transportation Europe & ROW	10.2%	14.0%
Industrial Energy Americas	19.5%	19.3%
Industrial Energy Europe & ROW	14.5%	15.3%
Total	12.5%	14.1%

Transportation Americas operating loss increased as a result of the temporary suspension of our Vernon, California facility during Q1 of fiscal 2014, see further discussion below. This suspension resulted in $6.7 million of increased costs related to purchased lead to compensate for lower production, continued expenses of the facility to ensure a quick restart, and legal and related costs to defend our position. In addition, lower spent battery costs during the first half of fiscal 2014 benefited results by approximately $5.6 million, but this was offset by $6.6 million of lower earnings from third party lead and tolling sales.
In April 2013, the Company received an order (the "Suspension Order") from the California Department of Toxic Substances Control ("DTSC") requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. On July 2, 2013, the Los Angeles County Superior Court issued a preliminary injunction allowing the Company to resume operations of the Vernon facility. In particular, on October 14, 2013, the Company filed a Motion for an

Order Under Bankruptcy Code Sections 105 and 363 and Bankruptcy Rule 9019 Authorizing and Approving the Stipulation with DTSC, which sought bankruptcy court approval of the settlement agreement entered into between the Company and DTSC. On November 4, 2013, the Bankruptcy Court entered an order approving the settlement. The settlement includes the following:

•	requires Exide to install a replacement storm water system, remove the current system, use the temporary system during the installation, and sample the surrounding soils for contamination;

•	requires Exide to conduct source testing and a health risk assessment and reduce health impacts due to air emissions;

•	requires Exide to install specific emission control equipment;

•	requires Exide to implement a blood lead testing program and conduct off-site soil sampling;

•
requires Exide to set up a Financial Assurance Fund of $7.7 million (less amounts already spent on implementing the storm sewer piping and health impact requirements prior to funding the Financial Assurance Fund); and

•	sets stipulated penalties for violations.
In exchange, DTSC agreed that the settlement constitutes full settlement of the allegations alleged in the Suspension Order and provides Exide a covenant not to sue as to any known claims based on the allegations of the Suspension Order and the accusation for suspension of Interim Status (the "Accusation"). Following the Bankruptcy Court's order, the Order for Temporary Suspension was dismissed with prejudice and the DTSC waived its right to any further proceedings on the Accusation. The DTSC will establish certain compliance guidelines giving the Debtor clarity with regard to its ongoing compliance and permitting obligations.
Transportation Europe and ROW operating loss was impacted by lower volumes in late fiscal 2013 and the early part of fiscal 2014 resulting in significant unabsorbed manufacturing costs. The business was further impacted by higher unrecovered lead costs, and continued competitive pricing pressure in many of its markets. In addition, the current period was unfavorably impacted by $3.4 million due to the sale, in late fiscal 2013, of the Australasia transportation business.
Industrial Energy Americas operating income improved by $4.2 million primarily related to strong network power unit volume, partially offset by a one-off $1.6 million warranty provision, higher lead costs of approximately $3.3 million, partially the result of the Vernon suspension, as well as continued plant efficiency issues in our Columbus, Georgia facility.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased by $4.6 million as lower unit sales across all markets lead to under absorption of manufacturing costs combined with higher unrecovered lead costs.
Unallocated corporate operating expenses were slightly unfavorable due to higher professional fees related to certain European legal matters partially offset by headcount reductions and other cost cutting initiatives.
Other (income) expense was $(2.3) million in the six months ended September 30, 2013 versus $0.3 million in the six months ended September 30, 2012. The change primarily results from favorable currency remeasurement on inter-company borrowings versus the prior year.
Interest expense increased by $20.6 million, to $51.9 million in the six months ended September 30, 2013 from $31.3 million in the six months ended September 30, 2012 as a result of higher average borrowings under the DIP financing and higher amortization of deferred financing costs related to the DIP financing.
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the Company's professional advisors including legal, financial and other bankruptcy related experts. For additional information see Note 1 to the Consolidated Financial Statements.
Income Taxes consisted of the following:

	Six Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
Loss before income taxes	$(127,905)	$(24,534)
Income tax provision	3,284	95,700
Effective tax rate	(2.6)%	(390.1)%

The income tax expense for the first six months of fiscal 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first six months was affected by the recognition of $44.6 million in valuation allowances on current period tax benefits.
The income tax expense for the first six months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established an $85.1 million full valuation allowance for the United States in the first six months after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carry-forwards in the forseeable future. In addition, the effective tax rate for the first six months was affected by the recognition of $21.6 million in valuation allowances on current period tax benefits.

Liquidity and Capital Resources
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Debtor, which have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions against the Debtor's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Debtor received approval of the Bankruptcy Court for a $500.0 million Debtor-in-Possession financing.
As of September 30, 2013, the Company had cash and cash equivalents of $83.4 million and availability under the senior secured ABL revolving credit facility of $139.1 million. At March 31, 2013, the Company had cash and cash equivalents of $104.3 million and availability under its Prior ABL revolving credit facility of $129.4 million.
DIP Facilities. In connection with the Chapter 11 Case, the Debtor received Bankruptcy Court approval of Debtor-in-Possession financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured super-priority Debtor-in-Possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended and restated to provide a $25.0 million swingline facility sub-limit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase of the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90 million for the four quarters ending after March 31, 2014. Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions, and further clarifies certain terms of the Amended DIP Credit Agreement. The amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the Amended DIP Credit Agreement. The amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
The proceeds of the DIP Financing were used to repay amounts outstanding under the pre-petition ABL revolving credit facility and letters of credit which were outstanding.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date; (ii) the effective date of the Debtor's plan of reorganization; and (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.
Events of default under the DIP Credit Agreement include, among others, failure to pay any principal, interest or other amount due under the applicable credit agreement, breach of specific covenants, and a change of control of the Company. Upon an event of default, the requisite lenders may declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for thereunder.
The Company's business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company's indebtedness, or to fund the Company's other liquidity needs, including working capital, capital expenditures, strategic acquisitions, investments and alliances, restructuring actions, costs related to the Chapter 11 Case, and other general corporate requirements. If the Company cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital. These actions may be restricted as a result of the Debtor's Chapter 11 proceeding and the DIP Credit Agreement. Such actions could increase the Company's debt, negatively impact customer confidence in the Company's ability to provide products and services, reduce the Company's ability to raise additional capital, delay improvements in profitability, and adversely affect the Company's ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, if at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company's debt or generate sufficient cash flow to fund its liquidity needs, could intensify.
At September 30, 2013, the Company had outstanding letters of credit with a face value of $54.8 million and surety bonds with a face value of $56.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2013, pursuant to the terms of the various surety agreements, was $54.5 million.
Certain of the Company's European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. September 30, 2013, bank guarantees with an aggregate face value of $17.8 million were outstanding.
At September 30, 2013, the Company was in compliance with covenants contained in the DIP facilities.
Sources and Uses of Cash. The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable in certain European subsidiaries. Additional cash has been generated in the past several years through the sale of non-core businesses and assets.
The Company’s liquidity needs arise primarily in the funding of working capital and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of March through October, which can adversely affect the Company’s liquidity during these periods.
Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the DIP facilities, and the sale of idled assets, principally from closed facilities.
Cash used in operating activities was $222.8 million and $50.3 million in the six months ended September 30, 2013 and 2012, respectively. This increased usage primarily relates to Debtor Chapter 11 reorganization fees and expenses (primarily bankruptcy advisor fees) and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection. Also, accounts payable payments have been accelerated for non-Debtor entities as well.
Cash used in investing activities primarily consisted of capital expenditures of $36.3 million and $49.6 million in the six months ended September 30, 2013 and 2012, respectively.
Cash provided by financing activities was $230.2 million and $18.4 million in the six months ended September 30, 2013 and 2012, respectively. The increase was primarily due to proceeds received under the DIP financing, partially offset by DIP related financing fees.
The fiscal 2014 pension plan and other post-retirement contributions are estimated to be $14.8 million and $1.9 million, respectively, which the Company has funded $8.7 million of during the six months ended September 30, 2013. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. pension plans through calendar year 2013. This legislation was signed into U.S. law on July 6, 2012.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds, after deducting closure related costs, of approximately $25.0 million to $30.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds are required to be invested in future U.S.

capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL revolving credit facility. In connection with a resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate escrow account to fund any required remedial activities related to portions of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company. The Company believes the transaction will have a net favorable impact on pre-tax income which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds net of any amounts held in escrow as described above.
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

Financial Instruments and Market Risk
From time to time, the Company has used forward contracts to hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swaps, forward and option contracts to finance its operations and to hedge interest rate, currency and, certain commodity purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments.
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

Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $67.6 million and $93.3 million of foreign currency trade accounts receivable as of September 30, 2013 and March 31, 2013, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Changes to the quantitative and qualitative market risks as of September 30, 2013 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization; (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection; (iii) the ability of Exide to comply with the terms of the DIP financing facility; (iv) the Company's ability to obtain additional financing; (v) the Company's ability to retain key management and employees; (vi) customer response to the Chapter 11 filing; (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the Company's Chapter 11 filing; (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims; (ix) the Company’s ability to implement and fund business strategies based on current liquidity; (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities; (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries; (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries; (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs; (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business; (xv) the realization of the tax benefits of the Company’s net operating loss carry-forwards, which is dependent upon future taxable income; (xvi) competitiveness of the battery markets in the Americas and Europe; (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests; (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs; (xix) general economic conditions; (xx) the Company’s ability to successfully pass along increased material costs to its customers; (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states; and (xxii) those risk factors described in the Company’s Form 10-K for the fiscal year ended March 31, 2013.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to the Consolidated Financial Statements in this document.

Item 1A. Risk Factors
Except as noted in the Company's Form 10-Q filed on August 8, 2013, the risk factors which were disclosed in the Company's fiscal 2013 Form 10-K have not materially changed since we filed our fiscal 2013 Form 10-K. See Item 1A in Part I of the Company's fiscal 2013 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at September 30, 2013, totaled approximately $730.3 million.

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
10.1
Amended and Restated Superiority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 18, 2013.

10.2
Transition Services and General Release Agreement dated July 25, 2013 by and between James R. Bolch and Exide Technologies, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

10.3
Letter Agreement dated July 25, 2013 by and between Alvarez & Marsal North America, LLC and Exide Technologies, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

10.4
Engagement Letter Agreement dated June 9, 2013 by and between Alvarez & Marsal North America, LLC and Exide Technologies, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

*10.5	Key Employee Incentive Plan.

*10.6
Amendment No. 1 to the Amended and Restated Superiority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent.

10.7
Amendment No. 2 to the Amended and Restated Superiority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 15, 2013.

*31.1	Certification of Robert M. Caruso, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed with this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: November 8, 2013