Form 10-Q
period 2013-12-31
EXIDE TECHNOLOGIES
filed 2014-02-07
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
As of January 22, 2014, 79,082,087 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	$759,666	$804,879	$2,139,710	$2,210,009
Cost of sales	649,642	684,809	1,856,913	1,892,025
Gross profit	110,024	120,070	282,797	317,984
Selling and administrative expenses	94,668	99,568	275,532	288,968
Restructuring and impairments, net	3,329	15,776	14,653	16,400
Operating income (loss)	12,027	4,726	(7,388)	12,616
Other income, net	(3,648)	(2,268)	(5,990)	(1,971)
Interest expense, net	31,810	18,366	83,694	49,692
Loss before reorganization items, net	(16,135)	(11,372)	(85,092)	(35,105)
Reorganization items, net	16,998	267	75,943	1,068
Loss before income taxes	(33,133)	(11,639)	(161,035)	(36,173)
Income tax provision	1,344	3,644	4,628	99,343
Net loss	(34,477)	(15,283)	(165,663)	(135,516)
Net income attributable to noncontrolling interests	215	160	336	300
Net loss attributable to Exide Technologies	$(34,692)	$(15,443)	$(165,999)	$(135,816)
Loss per share
Basic	$(0.44)	$(0.20)	$(2.13)	$(1.76)
Diluted	$(0.44)	$(0.20)	$(2.13)	$(1.76)
Weighted average shares
Basic	78,265	77,344	78,033	77,234
Diluted	78,265	77,344	78,033	77,234
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net loss	$(34,477)	$(15,283)	$(165,663)	$(135,516)
Other comprehensive (loss) income
Foreign currency translation adjustment	5,422	10,389	24,977	(3,094)
Gain (loss) on derivatives qualifying as hedges, net	—	(975)	—	291
Change in defined benefit liabilities, net	80	(185)	(338)	96
Total comprehensive loss	(28,975)	(6,054)	(141,024)	(138,223)
Comprehensive income attributable to noncontrolling interests	215	172	336	312
Comprehensive loss attributable to Exide Technologies	$(29,190)	$(6,226)	$(141,360)	$(138,535)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$88,336	$104,289
Accounts receivable, net	530,761	504,795
Inventories	524,476	488,221
Prepaid expenses and other current assets	54,009	33,316
Deferred income taxes	11,498	11,470
Total current assets	1,209,080	1,142,091
Property, plant and equipment, net	574,777	558,115
Other assets:
Goodwill and intangibles, net	143,844	145,310
Deferred income taxes	121,559	107,865
Other noncurrent assets	65,200	51,049
Total other assets	330,603	304,224
Total assets	$2,114,460	$2,004,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,260	$22,017
Current maturities of long-term debt	285,992	60,131
Accounts payable	256,418	435,736
Accrued expenses	279,085	281,432
Deferred income taxes	8,448	8,721
Total current liabilities	834,203	808,037
Long-term debt	18,261	693,864
Noncurrent retirement obligations	164,630	233,404
Deferred income taxes	22,805	17,171
Other noncurrent liabilities	78,786	98,022
Liabilities not subject to compromise	1,118,685	1,850,498
Liabilities subject to compromise	972,827	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,082 and 79,253 shares issued and outstanding	791	793
Additional paid-in capital	1,141,600	1,139,030
Accumulated deficit	(1,105,314)	(939,312)
Accumulated other comprehensive loss	(22,800)	(47,439)
Total stockholders’ equity attributable to Exide Technologies	14,277	153,072
Noncontrolling interests	8,671	860
Total stockholders’ equity	22,948	153,932
Total liabilities and stockholders’ equity	$2,114,460	$2,004,430
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$(165,663)	$(135,516)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60,129	58,873
Loss (gain) on asset sales / impairments, net	(4,693)	9,534
Non-cash reorganization items	12,301	—
Deferred income taxes	(2,213)	93,523
Provision for doubtful accounts	1,018	948
Non-cash stock compensation	2,566	3,916
Amortization of deferred financing costs	18,074	3,202
Currency remeasurement gain	(4,843)	(1,616)
Changes in assets and liabilities
Receivables	(5,544)	(44,221)
Inventories	(19,294)	(70,861)
Other current assets	(22,704)	(6,619)
Payables	(111,070)	52,814
Accrued expenses	52,694	9,645
Other noncurrent liabilities	157	(10,214)
Other, net	(10,408)	(1,582)
Net cash used in operating activities	(199,493)	(38,174)
Cash Flows From Investing Activities:
Capital expenditures	(51,378)	(74,838)
Insurance proceeds	3,461	—
Proceeds from asset sales	4,191	4,359
Net cash used in investing activities	(43,726)	(70,479)
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(14,996)	41,137
Increase (decrease) in other debt	270,009	(6,810)
Financing fees and other	(29,221)	(779)
Net cash provided by financing activities	225,792	33,548
Effect of exchange rate changes on cash and cash equivalents	1,474	(248)
Net decrease in cash and cash equivalents	(15,953)	(75,353)
Cash and cash equivalents, beginning of period	104,289	155,368
Cash and cash equivalents, end of period	$88,336	$80,015

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$19,188	$35,423
Income taxes (net of refunds)	8,490	7,350
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries.  On June 10, 2013 ("Petition Date"), Exide Technologies (the "Debtor") filed a voluntary petition for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under the caption In re Exide Technologies, case number 13-11482. The Debtor is operating the Company's business as Debtor-in-Possession pursuant to the Bankruptcy Code. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 proceedings, continue to operate their businesses without supervision from the Bankruptcy Court, and are not subject to the requirements of the Bankruptcy Code.
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. Factors leading to the reorganization included the Company's significant debt burden, impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, the unplanned production shut down of one of the Company's facilities, and higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely impacting the Company's financial condition and its ability to make debt payments coming due. Lastly, downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further impacting the Company's liquidity.
As Debtor-in-Possession, the Debtor is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.
Exide received Bankruptcy Court approval for, among other things, access to a $500.0 million Debtor-in-Possession financing facility ("DIP Credit Facility") on the terms set forth in the Debtor-in-Possession credit agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations.
Subsequent to the Petition Date, the Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors' operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Debtor has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
The DIP Credit Facility is used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements, and other general corporate purposes. The DIP Credit Facility contains certain financial covenants. Failure to maintain compliance with these covenants would result in an event of default which would restrict the availability of funds necessary to maintain the Company's operations and assist in funding the Company's reorganization plans.
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Debtor and, as a result, the Company's senior secured notes and convertible senior subordinated notes have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Debtor or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.
Under the Bankruptcy Code the Debtor may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the stage of the Chapter 11 proceedings the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have in the reorganization process.

On August 9, 2013, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. The schedules and statements of financial affairs are subject to further amendment or modification. On September 13, 2013, the Bankruptcy Court entered an order, which, among other things, established October 31, 2013, as the general bar date for filing claims and December 9, 2013 as the bar date for claims by certain governmental authorities. The claims bar date order was supplemented by a further order on October 24, 2013 extending the bar date to January 31, 2014 solely with respect to personal injury claims related to the Company's secondary lead recycling facility in Vernon, California. As the ultimate number and amount of the allowed claims is not presently known and because the distribution to holders of allowed claims will likely be addressed by a plan of reorganization that has not yet been filed, the amount of distribution with respect to allowed claims is not presently ascertainable.
At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety. Further, it is also expected that the Company's senior secured notes and convertible senior subordinated notes will suffer substantial impairment.
Reorganization items included in the Consolidated Financial Statements included costs directly related to the Chapter 11 proceedings, as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2013
	(In thousands)
Professional fees	$16,998	$60,243
Write off debt financing costs/other	—	12,301
Other direct costs	—	3,399
	$16,998	$75,943

The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments which may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Such future adjustments may be material. Liabilities subject to compromise include the following:

December 31, 2013
(In thousands)
Debt	$758,770
Accrued interest	25,304
Accounts payable	82,034
Retirement obligations	75,980
Restructuring reserve	8,292
Other accrued liabilities	22,447
$972,827

While operating as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell, otherwise dispose of, or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical Consolidated Financial Statements.

Basis of Presentation
The Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”) or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.
The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion the accompanying Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive loss, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.
Unless otherwise indicated or unless the context otherwise requires, references to "fiscal year" or "fiscal" refer to the period ended March 31 of that year (e.g. "fiscal 2014" refers to the period beginning April 1, 2013 and ending March 31, 2014).
The Consolidated Financial Statements have been prepared in accordance with GAAP for entities in Chapter 11 reorganization and on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.
However, as a result of the Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments to amounts and/or changes in ownership, are subject to uncertainty. Given this uncertainty there is substantial doubt about our ability to continue as a going concern.
The ability of the Company to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility, the ability of the Company to generate cash flows from operations, and where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible assets sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the Consolidated Financial Statements.
The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareholders' equity accounts, the effect of any changes that may be made in the Company's capitalization; or (iv) as to operations, the effect of any changes that may be made to the Company's business.
The financial statements, for periods subsequent to the Chapter 11 filing, have appropriately distinguished transactions and events that are directly associated with the Chapter 11 reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Consolidated Financial Statements. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Recently Issued Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our first quarter ending June 30, 2015.  We do not expect the standard to have a material impact on our consolidated financial position or results of operations.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance will be effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our first quarter ending June 30, 2014. We do not expect the standard to have a material impact on our consolidated financial position or results of operations.

(2) DEBTOR FINANCIAL STATEMENTS
The financial statements reflect the results of operations, financial position, and cash flows of the Debtor only, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which were eliminated in the Consolidated Financial Statements.
Debtors' Statements of Operations

	Three Months Ended	Nine Months Ended
	December 31, 2013	December 31, 2013
	(In thousands)
Net sales	$266,612	$850,442
Cost of sales	230,420	748,340
Gross profit	36,192	102,102
Selling and administrative expenses	38,005	116,711
Restructuring and impairments, net	(1,239)	8,692
Operating loss	(574)	(23,301)
Other income, net	(3,671)	(32,359)
Loss (gain) in net earnings of subsidiaries	(6,224)	27,186
Interest expense, net	27,200	71,375
Loss before reorganization items, net	(17,879)	(89,503)
Reorganization items, net	16,783	74,248
Loss before income taxes	(34,662)	(163,751)
Income tax provision	30	2,248
Net loss attributable to Debtor	$(34,692)	$(165,999)

Debtors' Balance Sheet

December 31, 2013
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,259
Accounts receivable, net	114,494
Non-Debtor receivables	57,716
Inventories	228,172
Prepaid expenses and other current assets	44,529
Total current assets	456,170
Property, plant and equipment, net	232,243
Other assets:
Investments in non-Debtor subsidiaries	416,760
Non-Debtor loans	256,521
Other noncurrent assets	100,744
Total other assets	774,025
Total assets	$1,462,438
LIABILITIES AND DEBTORS' EQUITY
Current liabilities:
Current maturities of long-term debt	$284,625
Accounts payable and accrued expenses	109,491
Total current liabilities	394,116
Other noncurrent liabilities	81,218
Liabilities not subject to compromise	475,334
Liabilities subject to compromise	972,827
DEBTORS' EQUITY

Total Debtors' equity	14,277
Total liabilities and Debtors' equity	$1,462,438

Debtors' Statements of Cash Flows

Nine Months Ended
December 31, 2013
(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(259,895)
Cash Flows From Investing Activities:
Capital expenditures	(21,808)
Proceeds from asset sales	111
Net cash used in investing activities	(21,697)
Cash Flows From Financing Activities:
Increase in other debt	295,653
Financing fees and other	(29,221)
Net cash provided by financing activities	266,432
Net decrease in cash and cash equivalents	(15,160)
Cash and cash equivalents, beginning of period	26,419
Cash and cash equivalents, end of period	$11,259

(3) STOCKHOLDERS’ EQUITY
The stockholders’ equity accounts for both the Company and noncontrolling interests consisted of the following:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
As of March 31, 2013	$793	$1,139,030	$(939,312)	$(47,439)	$860	$153,932
Net income (loss)	—	—	(165,999)	—	336	(165,663)
Defined benefit plans, net	—	—	—	(338)	—	(338)
Translation adjustment	—	—	—	24,977	—	24,977
Common stock issuance/other	(2)	4	(3)	—	7,475	7,474
Stock compensation	—	2,566	—	—	—	2,566
As of December 31, 2013	$791	$1,141,600	$(1,105,314)	$(22,800)	$8,671	$22,948

The accumulated other comprehensive (loss) income, net of tax, consisted of the following:

	Benefit Plans	Currency Translation	Total
	(In thousands)
As of March 31, 2013	$(83,662)	$36,223	$(47,439)
Other comprehensive income before reclassifications	(338)	24,977	24,639
As of December 31, 2013	$(84,000)	$61,200	$(22,800)

(4) GOODWILL AND INTANGIBLES, NET
Goodwill and intangible assets, net consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames	Customer Relationships	Technology	Total
	(In thousands)
As of December 31, 2013
Gross amount	$890	$61,363	$13,958	$107,985	$25,940	$210,136
Accumulated amortization	—	—	(10,656)	(43,231)	(12,405)	(66,292)
	$890	$61,363	$3,302	$64,754	$13,535	$143,844
As of March 31, 2013
Gross amount	$1,014	$60,105	$13,671	$104,534	$25,411	$204,735
Accumulated amortization	—	—	(9,627)	(38,591)	(11,207)	(59,425)
	$1,014	$60,105	$4,044	$65,943	$14,204	$145,310

Amortization of finite-lived intangible assets for the nine months ended December 31, 2013 and 2012 was $5.1 million and $5.3 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets for each of the next five years will be approximately $7.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consisted of the following:

	December 31, 2013	March 31, 2013
	(In thousands)
Raw materials	$103,277	$89,925
Work-in-process	139,889	106,194
Finished goods	281,310	292,102
	$524,476	$488,221

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	December 31, 2013	March 31, 2013
	(In thousands)
Deposits (a)	$4,340	$3,885
Deferred financing costs	21,851	16,080
Investment in affiliates	545	1,877
Capitalized software, net	3,129	3,993
Retirement plans	25,066	17,655
Other	10,269	7,559
	$65,200	$51,049

(a) Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(7) DEBT
At December 31, 2013 and March 31, 2013 short-term borrowings of $4.3 million and $22.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
Certain of these borrowings are collateralized by receivables, inventories, and/or property. These borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was 7.1% at December 31, 2013 and 5.5% at March 31, 2013.
Total long-term debt consisted of the following:

	December 31, 2013	March 31, 2013
	(In thousands)
DIP credit facility	$284,625	$—
8 5/8% senior secured notes due 2018 (a)	—	675,000
Floating rate convertible senior subordinated notes due 2013 (a)	—	55,750
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	19,628	20,457
	304,253	751,207
Fair value adjustments on hedged debt	—	2,788
	304,253	753,995
Less: current maturities	285,992	60,131
Total long-term debt	$18,261	$693,864

(a) The pre-petition debt of the Debtor was reclassified to liabilities subject to compromise.
Total debt, including short-term borrowings, at December 31, 2013 and March 31, 2013 was $308.5 million and $776.0 million, respectively.
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
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90 million for the four quarters ending after March 31, 2014. Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the Amended DIP Credit Agreement. The amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the Amended DIP Credit Agreement. The amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date; (ii) the effective date of the Debtor plan of reorganization; and (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA, and minimum twelve-month trailing EBITDA.

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

(8) INTEREST EXPENSE, NET
Interest income is netted against interest expense. Such interest income amounted to $0.3 million for the three months ended December 31, 2013 compared to $0.2 million for the three months ended December 31, 2012 and $0.7 million for the nine months ended December 31, 2013 compared to $0.8 million for the nine months ended December 31, 2012.

(9) OTHER INCOME, NET
Other income, net consisted of:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Currency remeasurement gain (a)	$(3,509)	$(1,868)	$(4,843)	$(1,616)
Other	(139)	(400)	(1,147)	(355)
	$(3,648)	$(2,268)	$(5,990)	$(1,971)

(a) The currency remeasurement gain related primarily to intercompany loans to foreign subsidiaries denominated in Euros, Australian dollars, and various other foreign currencies.

(10) EMPLOYEE BENEFITS
The components of the Company’s net periodic pension and other post-retirement benefit costs were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$568	$603	$1,681	$1,776
Interest cost	7,173	7,423	21,344	22,112
Expected return on plan assets	(7,603)	(7,252)	(22,663)	(21,621)
Amortization of:
Prior service cost	16	15	48	46
Actuarial loss	782	504	2,342	1,508
Net periodic benefit cost	$936	$1,293	$2,752	$3,821

	Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$189	$175	$572	$522
Interest cost	245	262	740	782
Amortization of:
Prior service cost	(122)	(122)	(367)	(367)
Actuarial loss	169	161	508	481
Net periodic benefit cost	$481	$476	$1,453	$1,418

The fiscal 2014 pension plan and other post-retirement plan contributions are estimated to be $14.8 million and $1.9 million, respectively. The Company has funded $13.7 million during the nine months ended December 31, 2013.

(11) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
On April 15, 2002, the “2002 Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “2002 Debtors”), filed voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Previous Cases" and the "2002 Bankruptcy Court"). The 2002 Debtors, along with the Official Committee of Unsecured Creditors in the Previous Cases, filed a Joint Plan of Reorganization (the “2002 Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the 2002 Plan.
Under the 2002 Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims.
As general unsecured claims were allowed in the Previous Cases, the Company distributed approximately one share of common stock per $383.00 in allowed claim amount. These rates were established based upon the assumption that the common stock allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the 2002 Plan without the need for any redistribution or supplemental issuance of securities.
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
On April 15, 2013, David M. Loritz filed a purported class action lawsuit against the Company, James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., and Michael Ostermann alleging violations of certain federal securities laws. On May 3, 2013,

Trevor Knopf filed a nearly identical complaint against the same named defendants in the same court. These cases were filed in the United States District Court for the Central District of California purportedly on behalf of purchasers of the Company's stock between February 9, 2012 and April 3, 2013.  On June 4, 2013, James Cassella and Sandra Weitsman filed a substantially similar action in the same court, purportedly on behalf of those who purchased the Company's stock between June 1, 2011 and April 24, 2013, against the Company, Messrs. Bolch, Damaska, Hirt, and Louis E. Martinez.  On July 9, 2013, Judge Stephen V. Wilson consolidated these cases under the Loritz v. Exide Technologies, Inc. caption, lead docket number 2:13-02607-SVW-E, and appointed Sandra Weitsman and James Cassella Lead Plaintiffs of the putative class of former Exide stockholders. Judge Wilson ordered Lead Plaintiffs to file their consolidated amended complaint on or before August 23, 2013. On July 17, 2013, Lead Plaintiffs voluntarily dismissed their claims against the Company, without prejudice, to re-file at a future date. Lead Plaintiffs have indicated that they intend to pursue their claims against the individual defendants during the pendency of Exide's bankruptcy and may seek to reinstate their claims against the Company when it emerges from bankruptcy.
On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins, and Dominic J. Pilleggi. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s senior secured notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants moved to dismiss all claims against them and, on December 19, 2013, Judge Wilson granted defendants' motion to dismiss in its entirety, without prejudice. Judge Wilson gave Lead Plaintiffs leave to file their Consolidated Second Amended Complaint on or before January 30, 2014. On January 30, 2014, Lead Plaintiffs filed their Consolidated Second Amended Complaint, which is nearly identical in every material respect to the Consolidated Amended Complaint. The Consolidated Second Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants intend to file a motion to dismiss all claims against them on or before February 13, 2014 and briefing on their motion is expected to be complete by March 13, 2014. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.
The Company's Netherlands subsidiary received notice from the Dutch antitrust authorities that it was the subject of an investigation of a local trade association's members in the traction/motive power batteries segment. On July 9 and July 16, 2013, the authorities conducted an on-site inspection and has since requested additional information and documentation, which the company has provided. The Company is cooperating with the authorities and is currently unable to assess the ultimate outcome of the investigation, the entity or entities that could be affected or the amount of any fines that may result.

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
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of December 31, 2013 and March 31, 2013, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $26.9 million and $25.4 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
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
On October 18, 2013, the South Coast Air Quality Management District ("SCAQMD") filed a petition seeking the suspension of operations at the Vernon facility for alleged violation of an SCAQMD rule and related furnace control equipment permit conditions until compliance is achieved. The Company is contesting the SCAQMD's petition. A hearing on the SCAQMD’s petition commenced on December 14, 2013 and is continuing into calendar 2014.
On January 10, 2014, the SCAQMD also adopted an amended rule that contains new emissions criteria and equipment requirements with varying compliance dates, including an April 10, 2014 deadline relating to furnace equipment operations that is the subject of the SCAQMD petition. The Company will file for a limited administrative variance and a judicial legal challenge to the amended rule's April 10, 2014 equipment deadline by February 10, 2014.
If the Company is unable to prevail with regard to the SCAQMD’s petition, obtain a variance to certain provisions of the amended rule, or fail in a contest to the amended rule and is subsequently forced to suspend operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products while it evaluates appropriate measures to meet the SCAQMD's demands. If the Company is unable to find such sources of lead, if it procures such sources of lead at significantly higher cost, or further risk reduction efforts require significant capital expenditures, such circumstances could result in a material adverse effect on the Company's results of operations and cash flows.
On January 16, 2014, the Company, along with unnamed individuals (“ DOE Defendants”), were named as defendants in a civil lawsuit brought by the SCAQMD in the case captioned as People of the State of California, ex rel South Coast Air Quality Management District, a Public Entity v. Exide Technologies, Inc., and DOES 1 through 50. The SCAQMD alleges that the Company and the DOE Defendants failed to comply with several of the SCAQMD's rules related to lead and arsenic emissions at the Company's Vernon, California lead recycling facility. The SCAQMD is seeking penalties in an amount not less than $40 million. The Company denies the allegations in the lawsuit and intends to vigorously defend itself against such allegations.
The sites that currently have the largest environmental reserves include the following:
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

Asset Sale Contract
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide net cash proceeds, after deducting closure related costs, of approximately $25.0 million to $30.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the net cash proceeds will be received in fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds were required to be invested in future U.S. capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL revolving credit facility. In connection with resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate account to fund any required remedial activities related to the parcel of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company.

Guarantees
At December 31, 2013, the Company had outstanding letters of credit with a face value of $61.8 million and surety bonds with a face value of $55.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2013, pursuant to the terms of the various surety agreements, was $53.0 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2013, bank guarantees with an aggregate face value of $12.6 million were outstanding.

(12) INCOME TAXES
The effective tax rate for the nine months ended December 31, 2013 and 2012 is (2.9)% and (274.6)%, respectively. The effective tax rate for the nine months ended December 31, 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
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
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2011. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the

Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
The Company's unrecognized tax benefits increased from $35.0 million to $36.3 million during the nine months ended December 31, 2013 due to the effects of foreign currency translation, less unrecognized tax benefits released during the period due to expiration of statute of limitations. The amount, if recognized, that would affect the Company's effective tax rate at December 31, 2013 is $30.7 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2013 and March 31, 2013, before any tax benefits, the Company had $1.1 million and $1.2 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company's forecasted annual effective tax rate by $0.1 million.

(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the nine months ended December 31, 2013, the Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.
Summarized restructuring reserve activity and impairment expense were as follows:

	Severance Costs	Closure Costs	Total Restructuring	Gain on Asset Sales / Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
As of March 31, 2013	$6,050	$3,576	$9,626
Expenses	11,942	7,404	19,346	$(4,693)	$14,653
Payments and currency translation	(12,050)	(3,291)	(15,341)
Sub-total	5,942	7,689	13,631
Reclassify to liabilities subject to compromise			(8,292)
As of December 31, 2013			$5,339

Remaining restructuring expenditures principally represent: (i) severance and related benefits payable per employment agreements and/or regulatory requirements; (ii) lease and contractual commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idled equipment payable in accordance with contractual terms; and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities..

Summarized restructuring and impairments, by segment, were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Transportation Americas	$(1,306)	$4,025	$7,973	$4,165
Transportation Europe & ROW	3,160	7,713	877	7,868
Industrial Energy Americas	77	27	233	436
Industrial Energy Europe & ROW	1,258	3,927	4,917	3,890
Unallocated corporate	140	84	653	41
	$3,329	$15,776	$14,653	$16,400

(14) LOSS PER SHARE
The Company computed basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding, if dilutive. For the three and nine months ended December 31, 2013 and 2012, market rates were below the level at which interest payments for these notes are required.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method).
Due to a net loss for the three and nine months ended December 31, 2013 and 2012 certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive. Potentially dilutive shares consisted of the following:

	December 31, 2013	December 31, 2012
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	1,649	2,872
Restricted stock awards (non-vested)	469	1,839
	5,815	8,408

(15) FAIR VALUE MEASUREMENTS
The Company used available market information and other methodologies believed to be appropriate to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments were with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed and full performance is currently anticipated.
The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that were a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments were as follows:

	December 31, 2013		March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior secured notes (a)	$(704,109)	$(502,558)	$(675,000)	$(580,500)
Convertible senior subordinated notes (a)	(51,900)	(11,548)	(55,750)	(52,864)
Foreign currency forwards (b)	—	—	25	25
Commodity swaps (b)	—	—	141	141

(a) Classified as liabilities subject to compromise
(b) These financial instruments were required to be measured at fair value, and were based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1	–	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2	–	Inputs other than quoted prices in active markets that were observable either directly or indirectly; and

•	Level 3	–	Inputs from valuation techniques in which one or more key value drivers were not observable, and must be based on the reporting entity’s own assumptions.

At December 31, 2013, the Company had no financial instruments to be measured at fair value. The following table represents the Company’s financial instruments that were measured at fair value at March 31, 2013 and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of March 31, 2013
(Liability) Asset:
Foreign currency forwards	$25	$—	$25	$—
Commodity swaps	141	—	141	—

The Company used a market approach to determine the fair values of all of its derivative instruments subject to recurring fair value measurements. The fair value of each financial instrument was determined based upon observable forward prices for the related underlying financial index or commodity price, and each has been classified as Level 2 based on the nature of the underlying markets in which those derivatives were traded.

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
The Company’s reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of certain shared services and other corporate costs are not allocated or charged to the business groups.

Selected financial information concerning the Company’s reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Net sales
Transportation Americas	$189,515	$231,183	$564,959	$659,362
Transportation Europe & ROW	283,663	282,653	689,832	687,916
Industrial Energy Americas	75,375	85,533	281,734	271,084
Industrial Energy Europe & ROW	211,113	205,510	603,185	591,647
	$759,666	$804,879	$2,139,710	$2,210,009
Operating income (loss)
Transportation Americas	$(280)	$2,864	$(21,344)	$(12,148)
Transportation Europe & ROW	15,986	8,611	15,957	17,609
Industrial Energy Americas	4,785	7,703	22,486	21,220
Industrial Energy Europe & ROW	4,880	9,039	15,130	23,827
Unallocated corporate expenses	(10,015)	(7,715)	(24,964)	(21,492)
	15,356	20,502	7,265	29,016
Less: restructuring and impairments, net (a)	3,329	15,776	14,653	16,400
	$12,027	$4,726	$(7,388)	$12,616
Depreciation and Amortization
Transportation Americas	$6,186	$7,007	$19,346	$20,930
Transportation Europe & ROW	5,466	4,680	15,667	13,979
Industrial Energy Americas	2,869	2,799	8,732	8,070
Industrial Energy Europe & ROW	4,574	3,886	13,104	12,674
Unallocated corporate expenses	1,107	1,060	3,280	3,220
	$20,202	$19,432	$60,129	$58,873
Capital expenditures
Transportation Americas	$5,422	$7,873	$18,406	$27,894
Transportation Europe & ROW	5,079	11,487	21,075	27,442
Industrial Energy Americas	585	2,287	1,977	8,275
Industrial Energy Europe & ROW	2,809	3,301	6,406	7,941
Unallocated corporate expenses	1,219	268	3,514	3,286
	$15,114	$25,216	$51,378	$74,838

(a) See Note 13 for detail by segment.

(17) RELATED PARTY TRANSACTIONS
Robert M. Caruso, our President and Chief Executive Officer, and Ed Mosley, our Vice President and Chief Restructuring Officer, are employed by Alvarez & Marsal North America, LLC (“Alvarez & Marsal” or “A&M”) as Managing Director and Senior Director, respectively. A&M has been retained by the Company in connection with our Chapter 11 restructuring. Mr. Caruso, who has been associated with A&M since 2006, remains a Managing Director of A&M while serving as our President and Chief Executive Officer. Mr. Mosley has been with A&M since 2008, and remains a Senior Director of A&M while serving as our Chief Restructuring Officer. In addition, Mr. Caruso holds a minority equity interest in A&M’s parent company which indirectly entitles him to a share of A&M’s profits.
Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and A&M (the “Services Agreement”), we have retained A&M in connection with our Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Mr. Caruso and Mr. Mosley and hourly fees for the services of other temporary personnel of A&M and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Mr. Caruso and Mr. Mosley) are compensated by A&M independently pursuant to their arrangements with A&M. The Services Agreement also provides for payment of a one-time success fee to A&M as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.8 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses we incurred under the Services Agreement amounted to $6.5 million for the three months ended December 31, 2013 and $18.1 million for the nine months ended December 31, 2013.
We understand from Mr. Caruso and Mr. Mosley that they do not and will not, as applicable, directly receive a portion of the fees paid by the Company to A&M in respect of their hourly fees, the overall fee, the success fee or any other fees relating to any other aspect of the Company’s engagement of A&M. However, Mr. Caruso and Mr. Mosley may be entitled to discretionary bonuses at the end of each A&M fiscal year which may, similar to other professional services firms, take into account revenues and expenses related to matters on which they have worked or managed. A&M has disclosed that the ultimate amount of Messrs. Caruso’s and Mosley’s compensation, which has not yet been determined, will depend on a number of factors related to, among other things, their performance as employees, their contribution to the revenue generating activities (including but not limited to the engagement for the Company) and A&M’s overall financial results.

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
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.

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
The Company is operating as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a Debtor-in-Possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing the Debtor to pay pre-petition obligations to, among other parties: (i) employees; (ii) taxing authorities; (iii) insurance providers; (iv) independent contractors; (v) foreign vendors; and (vi) certain vendors deemed critical to the Debtor's operations.
While operating as a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtor currently retains the exclusive right to propose a plan under Section 1121 of the Bankruptcy Code. Any plan of reorganization, which would be subject to acceptance by the requisite numbers of voting creditors under the Bankruptcy Code and Bankruptcy Court approval in accordance with the confirmation requirements of section 1129 of the Bankruptcy Code, will likely materially change the amounts and classifications in the Company's Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be distributable to holders of the Debtor's various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its debt or equity securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor's reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. The Company received notice from NASDAQ that the Company's common stock was de-listed from trading on NASDAQ.
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
Executory Contracts and Unexpired Leases. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court, and certain other conditions. Under the Bankruptcy Code, the Debtor's rights to assume or assume and assign unexpired leases of non-residential real estate expire on 120 days after the Petition Date (subject to further extension for cause by the Bankruptcy Court but not to exceed 210 days from the Petition Date). On October 15, 2013, the Bankruptcy Court entered an order that extended the deadline for the Company to assume or reject such unexpired non-residential real estate leases to January 6, 2014.
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
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 Case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtor that arose prior to the Petition Date and whose claim: (i) is not listed on the Debtor's schedules; or (ii) is listed on the schedules as disputed, contingent, or un-liquidated, must file a proof of claim. On September 13, 2013, the Bankruptcy Court entered an order, which, among other things, established October 31, 2013, as the general bar date for filing claims and December 9, 2013, as the bar date for claims by certain governmental authorities. This order was supplemented by a further order on October 24, 2013, extending the bar date to January 31, 2014, solely with respect to personal injury claims related to the Company's secondary lead recycling facility in Vernon, California.
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
Liabilities Subject to Compromise and Reorganization Expenses. The Debtor has incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which are expensed as incurred, are expected to continue to significantly affect the Debtor's results of operations. Pre-petition claims were reflected in liabilities subject to compromise on the Consolidated Balance Sheets.
Further Information. For further information regarding the Chapter 11 Case, see Note 1 to the Consolidated Financial Statements. Additional information about the Company's Chapter 11 filing is also available on www.exiderestructures.com.

Executive Overview
The Company is a global producer and recycler of lead-acid batteries. The Company’s business segments, Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles (Stop & Start) including, micro-hybrid flooded (“MHF”) and absorbed glass-mat ("AGM"), and other automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (“UPS”), lift trucks, mining, and other commercial vehicles.
The Company’s reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these business groups.

Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 43.5% of the Company’s cost of sales for the nine months ended December 31, 2013. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 1.8% from $2,052 per metric ton for the nine months ended December 31, 2012 to $2,090 per metric ton for the nine months ended December 31, 2013. At January 22, 2014, the quoted price on the LME was $2,182 per metric ton. Due to a variety of factors, including the market for spent batteries as an input cost for the Company's lead recycling operations, the price of lead on the LME does not always reflect the price of lead for the Company.
In the Americas, the Company obtains a significant portion of its lead requirements from Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries decreased approximately 4.6% for the nine months ended December 31, 2013 versus the prior year period while lead prices on the LME have increased during the same period.
In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all OE customers. The Company currently obtains a small portion of its lead requirements from owned recycling facilities in Europe.
The Company expects that continued volatility in lead and other commodity costs, to affect all business segments, and, if the Company is unable to pass higher material costs resulting from this volatility to its customers, the Company’s financial performance will be adversely impacted. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities.
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
Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess manufacturing capacity in certain of the Company’s markets. In addition, fluctuating lead prices and lower priced Asian imports have also impacted certain of the Company’s markets.
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the nine months ended December 31, 2013, the exchange rate of the Euro to the U.S. Dollar increased 4.0% on average to $1.33 compared to $1.28 for nine months ended December 31, 2012. At December 31, 2013, the Euro was $1.37 as compared to $1.28 at March 31, 2013. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2013, approximately 60.4% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.1% of the Company’s aggregate accounts receivable and inventories as of December 31, 2013 were held by its European and ROW subsidiaries.
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

Highlights and Outlook
The key elements of the Company’s underlying business plans and continued strategies are:

•	Successful emergence from bankruptcy as a going concern;

•	Successful closure and sale of the Company’s Frisco, Texas property for anticipated net proceeds of approximately $25.0 million to $30.0 million;

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

•	Continued research and development and engineering investments designed to develop enhanced lead-acid products.

Critical Accounting Policies and Estimates
There were no significant changes to our critical accounting policies and estimates as reported in Item 7 from our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 except for items shown below.
Liabilities Subject to Compromise. Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petition for relief are stayed while the Debtor continues business operations as a Debtor-in-Possession. These estimated claims are reflected in the Consolidated Balance Sheet as Liabilities Subject to Compromise. Such claims remain subject to future adjustments which could be material. Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.
Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the proceedings of the bankruptcy case or based upon expectations of the interest being an allowed claim. The expectations of interest being an allowed claim remain subject to future determination and adjustment.
Reorganization Items. The Consolidated Financial Statements distinguish transactions that are directly associated with the reorganization from the ongoing operations of the business.

Results of Operations
Three months ended December 31, 2013 compared with the three months ended December 31, 2012
Net sales were $759.7 million for the three months ended December 31, 2013 versus $804.9 million in the three months ended December 31, 2012. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the three months ended December 31, 2013 by approximately $13.5 million. Excluding foreign currency translation, net sales decreased by approximately $58.7 million, or 7.3%, primarily due to the exit of certain OE contracts in Transportation Americas, $25.0 million lower third-party lead and tolling sales resulting from the permanent reduction in recycling plant capacity in the Americas in fiscal 2013, and $14.7 million lower net sales in Transportation Europe & ROW resulting from the fiscal 2013 sale of Transportation Australasia business. These reductions were partially offset by approximately $11.0 million favorable lead-related pricing impact on net sales, globally. See segment discussion below.

Net sales by operating segment:

			Favorable / (Unfavorable)
	Three Months Ended		Total	Currency Related	Non-Currency Related
	December 31, 2013	December 31, 2012
	(In thousands)
Transportation Americas	$189,515	$231,183	$(41,668)	$(2,131)	$(39,537)
Transportation Europe & ROW	283,663	282,653	1,010	9,673	(8,663)
Industrial Energy Americas	75,375	85,533	(10,158)	(275)	(9,883)
Industrial Energy Europe & ROW	211,113	205,510	5,603	6,212	(609)
TOTAL	$759,666	$804,879	$(45,213)	$13,479	$(58,692)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 17.1% primarily due to the exit from OE automotive contracts and $25.0 million lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, decreased 3.1% primarily due to softer aftermarket unit sales and $14.7 million lower sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013 partially offset by stronger unit sales in original equipment channels. Lead-related pricing actions had a favorable impact of $8.5 million.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 11.6% primarily due to lower unit sales in the motive and network power markets, as compared to prior period.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, decreased 0.3% primarily due to lower network power sales in Southeast Asia, partially offset by $1.5 million of favorable lead-related pricing actions.
Gross profit was $110.0 million in the three months ended December 31, 2013 versus $120.1 million in the three months ended December 31, 2012. Gross margin decreased to 14.5% from 14.9% in the third quarter. See further discussion below under the caption “Operating income (loss) by operating segment".
Selling and administrative expenses were $94.7 million for the three months ended December 31, 2013 as compared to $99.6 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased $6.1 million primarily due to lower employee related and travel costs resulting from cost reduction efforts and recent headcount reductions as well as lower discretionary sales and marketing costs partially offset by $1.6 million of incentives and higher legal fees.
Restructuring and impairment expenses decreased by $12.4 million, to $3.3 million for the three months ended December 31, 2013. Fiscal 2014 restructuring and impairment expenses included certain headcount reductions primarily in Europe. Prior year included costs related to the closure or idling of plants in Bristol, Tennessee, GNB India, Reading, Pennsylvania, and the sale of the Transportation Australasia business.
Operating income was $12.0 million in the three months ended December 31, 2013 versus $4.7 million in the three months ended December 31, 2012. See segment discussion below.

Operating income by operating segment:

	Three Months Ended
	December 31, 2013		December 31, 2012		Favorable / (Unfavorable)
	Total	Percent of Net Sales	Total	Percent of Net Sales	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(280)	(0.1)%	$2,864	1.2%	$(3,144)	$(46)	$(3,098)
Transportation Europe & ROW	15,986	5.6%	8,611	3.0%	7,375	594	6,781
Industrial Energy Americas	4,785	6.3%	7,703	9.0%	(2,918)	(3)	(2,915)
Industrial Energy Europe & ROW	4,880	2.3%	9,039	4.4%	(4,159)	(18)	(4,141)
Unallocated corporate expenses	(10,015)	n/a	(7,715)	n/a	(2,300)	(93)	(2,207)
	15,356	2.0%	20,502	2.5%	(5,146)	434	(5,580)
Less: restructuring and impairments, net	3,329	n/a	15,776	n/a	(12,447)	208	(12,655)
	$12,027	1.6%	$4,726	0.6%	$7,301	$226	$7,075

Gross margins by operating segment are shown below:

	Three Months Ended
	December 31, 2013	December 31, 2012
Transportation Americas	12.6%	15.2%
Transportation Europe & ROW	13.4%	11.8%
Industrial Energy Americas	21.7%	21.9%
Industrial Energy Europe & ROW	15.1%	15.9%
Total	14.5%	14.9%

Transportation Americas had operating loss of $(0.3) million as compared to $2.9 million operating income in the prior period. Lower lead and tolling sales, coupled with unfavorable absorption in the Muncie and Vernon facilities due to reduced lead production, reduced operating income by an aggregate of approximately $13.0 million. This was substantially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, the closure of the Bristol facility, improved productivity at the Salina facility, better mix due to strong aftermarket sales (particularly in December), and lower SG&A expenses.
Transportation Europe & ROW showed improved results from an improving mix of higher margin Stop & Start battery sales, better lead recovery due to more stable lead prices in the current fiscal year, and SG&A expense control.
Industrial Energy Americas reported reduced operating income principally due to lower revenue in both network power and motive power.
Industrial Energy Europe & ROW experienced lower operating income in the current year period as a result of much lower sales in Southeast Asia and Australia, as well as an increase in professional and legal fees in Europe.
Unallocated corporate operating expenses were unfavorable primarily due to $1.6 million of incentives and higher legal fees.
Other income, net was $3.6 million in the three months ended December 31, 2013 versus $2.3 million in the three months ended December 31, 2012. The change primarily results from favorable currency remeasurement costs versus the prior year.
Interest expense increased by $13.4 million, to $31.8 million in the three months ended December 31, 2013 from $18.4 million in the three months ended December 31, 2012 as a result of higher average borrowings outstanding increased by the DIP financing and higher amortization of deferred financing costs related to the DIP financing.
Reorganization expenses include items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the Company's professional advisers including legal, financial and other bankruptcy related experts. For additional information see Note 1 to the Consolidated Financial Statements.

Income taxes consisted of the following:

	Three Months Ended
	December 31, 2013	December 31, 2012
	(In thousands)
Loss before income taxes	$(33,133)	$(11,639)
Income tax provision	1,344	3,644
Effective tax rate	(4.1)%	(31.3)%

The income tax expense for the third quarter of fiscal 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the third quarter of fiscal 2014 was affected by the recognition of $18.0 million in valuation allowances on current period tax benefits.

The income tax expense for the third quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the third quarter of fiscal 2013 was affected by the recognition of $9.8 million in valuation allowances on current period tax benefits.

Nine months ended December 31, 2013 compared with the nine months ended December 31, 2012
Net sales were $2.1 billion for the nine months ended December 31, 2013 versus $2.2 billion for the nine months ended December 31, 2012. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the nine months ended December 31, 2013 by approximately $32.9 million. Excluding foreign currency translation impact, net sales decreased by approximately $103.2 million, or 4.7%, primarily due to lower Transportation Americas net sales which included $66.7 million lower third-party lead and tolling sales resulting from the permanent reduction in recycling plant capacity in the Americas in fiscal 2013 and $52.7 million lower net sales in Transportation Europe & ROW resulting from the fiscal 2013 sale of Transportation Australasia business, partially offset by approximately $24.2 million favorable lead-related pricing. See segment discussion below.
Net sales by operating segment:

			Favorable / (Unfavorable)
	Nine Months Ended		Total	Currency Related	Non-Currency Related
	December 31, 2013	December 31, 2012
	(In thousands)
Transportation Americas	$564,959	$659,362	$(94,403)	$(3,130)	$(91,273)
Transportation Europe & ROW	689,832	687,916	1,916	21,145	(19,229)
Industrial Energy Americas	281,734	271,084	10,650	(487)	11,137
Industrial Energy Europe & ROW	603,185	591,647	11,538	15,332	(3,794)
Total	$2,139,710	$2,210,009	$(70,299)	$32,860	$(103,159)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 13.8% primarily due to lower OE unit sales and $66.7 million of lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, decreased 2.8% primarily due to $52.7 million lower net sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013, partially offset by higher original equipment unit sales and $15.6 million of favorable lead-related pricing actions.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 4.1% primarily due to higher unit sales in the network power markets, principally telecommunications.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, decreased 0.6% primarily due to lower unit sales in Southeast Asia and Hong Kong, partially offset by $6.4 million of favorable lead-related pricing actions in Europe.

Gross profit was $282.8 million in the nine months ended December 31, 2013 versus $318.0 million in the nine months ended December 31, 2012. Gross margin decreased to 13.2% from 14.4% in the nine months ended December 31, 2013. See further operating segments discussion below under the caption “Operating income (loss) by operating segment".
Selling and administrative expenses were $275.5 million for the nine months ended December 31, 2013 as compared to $289.0 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased $16.7 million primarily due to lower employee related and travel costs resulting from cost reduction efforts and recent headcount reductions as well as lower discretionary sales and marketing costs, partially offset by $2.1 million of incentives and higher legal fees.
Restructuring and impairment expenses decreased by $1.7 million, to $14.7 million for the nine months ended December 31, 2013. Fiscal 2014 restructuring and impairment expenses included $8.0 million in the Transportation Americas segment relating to headcount reductions, lease and contractual commitments, and the idling of our spiral-wound AGM product line ("Vortex"). The remainder relates to certain headcount reductions in Europe and the corporate headquarters, partially offset by insurance proceeds received from a prior period facility fire.
Operating income (loss) was $(7.4) million in the nine months ended December 31, 2013 versus $12.6 million in the nine months ended December 31, 2012. See segment discussion below.
Operating income (loss) by operating segment:

	Nine Months Ended
	December 31, 2013		December 31, 2012		Favorable / (Unfavorable)
	Total	Percent of Net Sales	Total	Percent of Net Sales	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(21,344)	(3.8)%	$(12,148)	(1.8)%	$(9,196)	$(87)	$(9,109)
Transportation Europe & ROW	15,957	2.3%	17,609	2.6%	(1,652)	775	(2,427)
Industrial Energy Americas	22,486	8.0%	21,220	7.8%	1,266	4	1,262
Industrial Energy Europe & ROW	15,130	2.5%	23,827	4.0%	(8,697)	26	(8,723)
Unallocated corporate expenses	(24,964)	n/a	(21,492)	n/a	(3,472)	(391)	(3,081)
	7,265	0.3%	29,016	1.3%	(21,751)	327	(22,078)
Less: restructuring and impairments, net	14,653	n/a	16,400	n/a	(1,747)	333	(2,080)
	$(7,388)	(0.3)%	$12,616	0.6%	$(20,004)	$(6)	$(19,998)

Gross margins by operating segment are shown below:

	Nine Months Ended
	December 31, 2013	December 31, 2012
Transportation Americas	10.3%	12.3%
Transportation Europe & ROW	11.5%	13.1%
Industrial Energy Americas	20.1%	20.1%
Industrial Energy Europe & ROW	14.7%	15.5%
Total	13.2%	14.4%

Transportation Americas operating loss was unfavorable compared to the prior period as a result of the temporary suspension of our Vernon, California facility during Q1 of fiscal 2014, see further discussion below. This suspension resulted in $9.7 million of increased costs related to purchased lead to compensate for lower internal lead production, continued expenses of the facility to ensure a quick restart, and legal and related costs to defend our position. In addition, results were unfavorably impacted by lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013. Partially offsetting these impacts discussed above were favorable margin improvement initiatives including select pricing actions, the exiting of unprofitable OE automotive contracts, and lower SG&A expenses resulting from cost containment initiatives.
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
Transportation Europe & ROW operating income, excluding foreign currency translation impact, decreased, as reduced operating expenses were more than offset by a $2.8 million decrease resulting from the sale, in late fiscal 2013, of the Australasia transportation business.
Industrial Energy Americas operating income, excluding foreign currency translation impact, increased primarily from strong network power unit volume, favorable product mix, and lower lead input costs. These improvements were partially offset by continued plant efficiency issues in our Columbus, Georgia facility.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, decreased as a result of lower sales in Southeast Asia and Hong Kong and higher professional and legal fees in Europe.
Unallocated corporate operating expenses were unfavorable primarily due to $2.1 million of incentives and higher legal fees.
Other income, net was $6.0 million in the nine months ended December 31, 2013 versus $2.0 million in the nine months ended December 31, 2012. The change primarily results from favorable currency remeasurement on inter-company borrowings versus the prior year.
Interest expense increased by $34.0 million, to $83.7 million in the nine months ended December 31, 2013 from $49.7 million in the nine months ended December 31, 2012 as a result of higher average borrowings under the DIP financing and higher amortization of deferred financing costs related to the DIP financing.
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the Company's professional advisors including legal, financial and other bankruptcy related experts. For additional information see Note 1 to the Consolidated Financial Statements.
Income taxes consisted of the following:

	Nine Months Ended
	December 31, 2013	December 31, 2012
	(In thousands)
Loss before income taxes	$(161,035)	$(36,173)
Income tax provision	4,628	99,343
Effective tax rate	(2.9)%	(274.6)%

The income tax expense for the first nine months of fiscal 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first nine months was affected by the recognition of $62.6 million in valuation allowances on current period tax benefits.
The income tax expense for the first nine months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. The Company established an $85.1 million full valuation allowance for the United States after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carry-forwards in the foreseeable future. In addition, the effective tax rate for the first nine months was affected by the recognition of $31.4 million in valuation allowances on current period tax benefits.

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
As of December 31, 2013, the Company had cash and cash equivalents of $88.3 million and availability under the senior secured ABL revolving credit facility of $126.9 million. At March 31, 2013, the Company had cash and cash equivalents of $104.3 million and availability under its Prior ABL revolving credit facility of $129.4 million.
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
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase of the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90 million for the four quarters ending after March 31, 2014. Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions, and further clarified certain terms of the Amended DIP Credit Agreement. The amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the Amended DIP Credit Agreement. The amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
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
At December 31, 2013, the Company had outstanding letters of credit with a face value of $61.8 million and surety bonds with a face value of $55.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2013, pursuant to the terms of the various surety agreements, was $53.0 million.
Certain of the Company's European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. December 31, 2013, bank guarantees with an aggregate face value of $12.6 million were outstanding.
At December 31, 2013, the Company was in compliance with covenants contained in the DIP facilities.
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
Cash used in operating activities was $199.5 million and $38.2 million in the nine months ended December 31, 2013 and 2012, respectively. This increased usage primarily relates to Debtor Chapter 11 reorganization fees and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection. Also, accounts payable payments have been accelerated for non-Debtor entities as well.
Cash used in investing activities primarily consisted of capital expenditures of $51.4 million and $74.8 million in the nine months ended December 31, 2013 and 2012, respectively.
Cash provided by financing activities was $225.8 million and $33.5 million in the nine months ended December 31, 2013 and 2012, respectively. The increase was primarily due to proceeds received under the DIP financing, partially offset by DIP related financing fees.
The fiscal 2014 pension plan and other post-retirement contributions are estimated to be $14.8 million and $1.9 million, respectively, which the Company has funded $13.7 million of during the nine months ended December 31, 2013. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. pension plans through calendar year 2013. This legislation was signed into law on July 6, 2012.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide net cash proceeds, after deducting closure related costs, of approximately $25.0 million to $30.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the net cash proceeds will be received in fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds are required to be invested in future U.S. capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL revolving credit facility. In connection with a resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate escrow account to fund any required remedial activities related to portions of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company.
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

Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $93.1 million and $93.3 million of foreign currency trade accounts receivable as of December 31, 2013 and March 31, 2013, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Changes to the quantitative and qualitative market risks as of December 31, 2013 are described in Item 2 above. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization; (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection; (iii) the ability of Exide to comply with the terms of the DIP financing facility; (iv) the Company's ability to obtain additional financing; (v) the Company's ability to retain key management and employees; (vi) customer response to the Chapter 11 filing; (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the Company's Chapter 11 filing; (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims; (ix) the Company’s ability to implement and fund business strategies based on current liquidity; (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities; (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries; (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries; (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs; (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business; (xv) the realization of the tax benefits of the Company’s net operating loss carry-forwards, which is dependent upon future taxable income; (xvi) competitiveness of the battery markets in the Americas and Europe; (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests; (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs; (xix) general economic conditions; (xx) the Company’s ability to successfully pass along increased material costs to its customers; (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states; and (xxii) those risk factors described in the Company’s Form 10-K for the fiscal ended March 31, 2013.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	426 (1)	$0.38	—	—
November 1 - November 30, 2013	1,301 (1)	$0.35	—	—
December 1 - December 31, 2013	—	—	—	—

(1)
Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at December 31, 2013, totaled approximately $758.8 million.

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

Date: February 7, 2014