Form 10-K
period 2014-03-31
EXIDE TECHNOLOGIES
filed 2014-07-31
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑
Indicate by a check mark whether the Registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2013 was $29,348,295.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 2, 2014, 79,078,088 shares of common stock were outstanding.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES
PART I
Item 1. Business
Overview and General Discussion of the Business
Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.
The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial applications in the world, with fiscal 2014 net sales of approximately $2.9 billion. The Company’s operations in the Americas and Europe and Rest of World (“ROW”) represented approximately 39.4% and 60.6%, respectively, of fiscal 2014 net sales.
Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the twelve months ended March 31 of that year (e.g., “fiscal 2014” refers to the period beginning April 1, 2013 and ending March 31, 2014). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” "our," or “us” refers to Exide Technologies and its subsidiaries.
Chapter 11 Case
On June 10, 2013 (“Petition Date”), Exide Technologies ("Debtor") filed a voluntary petition for relief (“Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under the caption In re Exide Technologies, case number 13-11482. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 Case continue to operate their businesses without supervision from the Bankruptcy Court, and are not subject to the requirements of the Bankruptcy Code.
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. Factors leading to the reorganization included the Company's significant debt burden, the adverse impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, the unplanned temporary suspension of operations at one of the Company's facilities, and higher commodity costs including purchased spent batteries. These factors contributed to higher costs and lower revenues and resulted in significant operating losses and material adverse reductions in cash flows, severely affecting the Company's financial condition and its ability to make debt payments coming due. Downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further affecting the Company's liquidity.
Exide is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession, Exide is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
Exide has received Bankruptcy Court approval for, among other things, access to a $500.0 million debtor-in-possession financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter's EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."

Effective May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to Euro 100.0 million from Euro 75.0 million and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
Effective June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminating the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.
Also, effective on June 27, 2014, the Company entered into the fifth amendment to the DIP Credit Agreement, which, among other things, extended to August 15, 2014 the date by which the Company is required to deliver annual audited financial statements and the related Compliance Certificate for the fiscal year of the Company ended March 31, 2014.
On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, sought to modify the DIP Credit Agreement as follows:

•
eliminate restrictions on capital expenditures, modify the definition of EBITDA and adjust the minimum EBITDA covenant to address lower anticipated future period earnings, and provide other covenant relief;

•
extend the maturity date of the loans made under the DIP Credit Agreement to December 31, 2014 ("the Extension Amendment") effective upon the satisfaction of certain conditions, including, among other things, the Company and members of the Unofficial Committee of Senior Secured Noteholders (“UNC”) holding a majority in principal amount of the Company's Senior Secured Notes entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization, as that term is defined in the amended DIP Credit Agreement; and

•
provide for $60.0 million in additional term loan financing (the "Upsizing Amendment"), which will be funded pursuant to a commitment letter executed by certain members of the UNC to provide additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.

On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment.
On July 25, 2014, Exide entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
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
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and, as a result, the Company's Senior Secured Notes (“Senior Secured Notes” or “Notes”) and convertible senior subordinated notes ("Convertible Notes") have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.
On August 9, 2013, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain Notes filed in connection therewith. The schedules and statements of financial affairs are subject to further amendment or modification. On September 13, 2013, the Bankruptcy Court entered an order which, among other things, established October 31, 2013, as the general bar date for filing claims and December 9, 2013 as the bar date for claims by certain governmental authorities. The claims bar date order was supplemented by a further order on October 24, 2013 extending the bar date to January 31, 2014 solely with respect to personal injury claims related to the Company's secondary lead recycling facility in Vernon, California. As the distribution to holders of allowed claims will likely be addressed by a plan of reorganization that has not yet been filed, the amount of distribution with respect to allowed claims is not presently ascertainable.
On June 30, 2014, the Company received a non-binding proposal for a plan of reorganization (“POR Proposal”) from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, would provide approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on the Company's business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. In addition, the Company's common stock has been delisted from trading on the Nasdaq Stock Market ("NASDAQ"). Further, it is also expected that the Company's Senior Secured Notes and Convertible Notes will suffer substantial impairment.
Additional information about the Company's Chapter 11 Case is available on www.exiderestructures.com and www.exiderestructuringinfo.com. See also Item 7 - Chapter 11 Case for further information regarding the Chapter 11 Case.
Company Products and Business Segments
The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. Refer to Note 21 to the Consolidated Financial Statements for financial information about the Company’s business segments and the geographic areas in which the Company operates.
Transportation
The Company’s transportation batteries include starting lighting and ignition (“SLI”) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications including Micro-hybrids (Start & Stop vehicles). The Company’s principal batteries sold in the transportation markets are represented by the following brands: Exide, Exide Extreme, Exide NASCAR Select, Centra, DETA, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM”). Transportation segments represented approximately 59.2% of the Company’s net sales in fiscal 2014. Within the transportation segments, aftermarket and OEM net sales, including original equipment service ("OES") represented approximately 73.0% and 27.0% of fiscal 2014 net sales, respectively.
Aftermarket sales are impacted by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the typical four to five year replacement cycle. Some of the Company’s major aftermarket customers include Bosch, Tractor Supply, Canadian Tire, ADI, ATR International, GroupAuto International, and The Home Depot. In addition, the Company is also a supplier of authorized replacement batteries for major OEMs including the BMW Group, Fiat Group, Honda, Iveco, John Deere, PSA Group, Scania, Volvo Trucks, Toyota, Volkswagen Group, Renault-Nissan, PACCAR, and many others.
OEM sales are primarily impacted by new vehicle manufacturing builds, based on consumer demand for new vehicles. The Company believes that the OEM market increasingly prefers suppliers with innovative energy storage technology supporting carbon dioxide reductions and suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for five of the 10 top-selling vehicles in Europe. Some of the Company’s significant OEM customers include the BMW Group, Fiat Group, International Truck & Engine, the PSA Group (Peugeot S.A./Citroën), Case/New Holland, John Deere, Renault, Nissan, Scania, Volvo Trucks, Volkswagen Group, Chrysler, Toyota, Jaguar, Land Rover, among others.

Transportation Americas
In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s Americas operations include a network of 69 branches which sell and distribute batteries and other products to the Company’s distributor channel customers, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling facilities.
The Company currently operates three recycling facilities in North America. These operations supply recycled lead for a significant portion of Exide’s Transportation and Industrial Energy products manufactured in North America. The recycling facilities also recover and recycle battery acid as well as plastic materials that are used to produce new battery covers and cases. The remaining lead requirements are secured from external sources under one to three year supply agreements.
Transportation Europe and ROW
In Europe and ROW, the Company sells OEM batteries to the light vehicle, light commercial vehicle and commercial vehicle industries. The commercial vehicle industry includes truck manufacturers as well as construction and agriculture vehicle manufacturers. Exide supplies most of its OEM batteries directly to the assembly plants of its customers. The Company also delivers service and replacement batteries into this segment. Those are either distributed by the OEM customers themselves or delivered directly to the service points through the Exide logistics network. The Company also supplies advanced lead-acid batteries for micro-hybrid vehicles equipped with carbon dioxide reducing technologies such as Start & Stop with and without regenerative braking systems and other fuel saving technologies, which require advanced battery technologies.
The Company sells Europe and ROW aftermarket batteries primarily through automotive parts and battery wholesalers, mass-merchandisers, auto centers, service installers, and international buying groups. Wholesalers have traditionally represented the majority of this market, but sales through hypermarket chains and automotive parts stores, most often integrated in European-wide buying groups, have increased. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery specialists sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.
Industrial Energy
The Company’s Industrial Energy segments supply both Motive Power and Network Power applications. Industrial Energy represented 40.8% of the Company’s net sales in fiscal 2014. Within the Industrial Energy segments, Motive Power and Network Power net sales represented approximately 55.1% and 44.9% of Industrial Energy net sales, respectively.
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
Industrial Energy Americas
In the Americas, the Company distributes Motive Power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. Significant Motive Power customers in the Americas include Toyota, MCFA, NACCO, Walmart, and Target. The Company distributes Network Power products and services through sales and service locations owned by the Company augmented by a network of independent manufacturers’ representatives. The Company’s largest Network Power customers in the Americas include AT&T, APC, Emerson Electric, and Verizon Wireless.
Industrial Energy Europe and ROW
The Company distributes Motive Power products and services in Europe through in-house sales and service organizations and utilizes distributors and agents for the export of products from Europe to ROW countries. Motive Power products in

Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehousing and manufacturing operations. Motive Power batteries are also sold in complete packages, including batteries, chargers, and increasingly through on-site service. The Company’s major OEM Motive Power customers include Toyota Material Handling, the KION Group, and Jungheinrich. The Company distributes Network Power products and services in Europe and batteries and chargers in Australia and New Zealand through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales to export products from Europe and North America to ROW. The Company’s major Network Power customers in Europe and ROW include Deutsche Telecom, Alcatel, Emerson Electric, Ericsson and Siemens Nokia Networks.
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
The Company’s quality commitment begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed using carefully selected processes, tools, and materials in order to meet required performance, industry, and customers' quality and durability standards. The Company’s focus on quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product life cycle including operation in service as well as recycling.
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
Patents, Trademarks and Licenses
The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 243 trademarks worldwide, and maintains licenses from others to use approximately 20 trademarks worldwide. The Company also acts as licensor under certain trademark licensing agreements.
The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 343 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.
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
On June 7, 2013, EnerSys Delaware Inc., formally known as EnerSys, Inc. filed suit against the Company in the Court of Chancery for the State of Delaware seeking an accounting and restitution for alleged benefits received by the Company and alleged losses incurred by EnerSys allegedly as the result of the granting by the 2002 Bankruptcy Court in 2006 of an the Order which allowed the Company to reject the Trademark License and use the licensed "Exide" trademark for Industrial battery products and the 2002 Bankruptcy Court's subsequent August 2010 Order vacating the 2006 Order and denying the Company's request to reject the Trademark License. On June 10, 2013, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware, and the suit filed by EnerSys Delaware Inc. was automatically stayed pursuant to Section 362(a)(1) of the Bankruptcy Code. For further information regarding this matter, see Note 13 to the Consolidated Financial Statements.
Manufacturing, Raw Materials and Suppliers
Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 43.7% of the cost of goods sold. The Company obtains a significant portion of North American lead requirements through the operation of three secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from third party spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.
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
Industrial Energy
The Company believes that it is one of the significant participants in the global Motive Power battery market.  Competitors in the Americas include EnerSys, Inc. and East Penn Manufacturing. Competitors in Europe include EnerSys, Inc., Hoppecke, MIDAC, and TAB. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are primary competitors.
The Company is also one of the significant participants in the global Network Power battery market. Competitors in the Americas include C&D Technologies, EnerSys, Inc., and East Penn Manufacturing. The major competitors in Europe are EnerSys, Inc., Hoppecke, Fiamm and imported batteries mainly from Asia. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are primary competitors.
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
Environmental, Health and Safety Matters
As a result of its manufacturing, distribution, and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health, and safety matters, see Note 13 to the Consolidated Financial Statements.
Employees
The Company employed approximately 8,986 persons at March 31, 2014, compared to approximately 9,628 persons at March 31, 2013.
Americas
As of March 31, 2014, the Company employed approximately 1,074 salaried employees and 2,381 hourly employees in the Americas, primarily in the U.S. Approximately 32.0% of these salaried employees are engaged in sales, service, marketing, and administration and 68.0% in manufacturing and engineering. Approximately 20.0% of the Company’s hourly employees in the Americas are represented by unions. The Company believes that relations with its unions are generally good. Union contracts covering approximately 3.2% of the Company’s domestic employees expire in fiscal 2015, and the remainder thereafter.
Europe and ROW
As of March 31, 2014, the Company employed approximately 2,166 salaried employees and 3,365 hourly employees outside of the Americas, primarily in Europe. Approximately 33.0% of these salaried employees are engaged in sales, service, marketing, and administration and 67.0% in manufacturing and engineering. Generally, the Company’s hourly employees and some of its salaried employees in Europe and ROW are represented by unions. The Company meets regularly with the European Works Councils. The Company believes that relations with its unions are generally good. Contracts covering most of the Company’s non-U.S. union employees expire on various dates in fiscal 2015.
Backlog
The Company’s order backlog at March 31, 2014 and 2013, respectively, was approximately $55.9 million and $73.1 million for Industrial Energy Americas and approximately $128.3 million and $101.1 million for Industrial Energy Europe and ROW. The Company expects to fill the March 31, 2014 backlogs during fiscal 2015. The Transportation segments backlog at March 31, 2014 was not significant.
Available Information
The Company maintains a website at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website (www.sec.gov), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. The information on the Company’s website is not, and shall not be deemed to be, a part of this annual report on form 10-K or incorporated into any other filings the Company makes with the SEC. The SEC website (www.sec.gov) contains reports, proxy and other statements, and other information regarding issuers, including the Company, that file electronically with the SEC. All of this information is available as soon as reasonably practicable after it is filed with the SEC. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s Code of Ethics and Business Conduct may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics and Business Conduct will also be disclosed within four business days of issuance on the website. Information found in the Company’s website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.
Item 1A. Risk Factors
We filed for reorganization under Chapter 11 of the Bankruptcy Code on June 10, 2013 and are subject to the risks and uncertainties associated with the Chapter 11 Case.
For the duration of our Chapter 11 Case, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Case include the following:

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
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:
•engage in certain transactions with our vendors;
•buy or sell assets outside the ordinary course of business;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
Our employees face uncertainty due to the Chapter 11 Case.
As a result of the Chapter 11 Case, our employees are facing uncertainty. A material erosion of our employees' commitment could have a material adverse affect on our business, particularly if the Chapter 11 Case is protracted.
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
Trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks. It is probable our common stock will be canceled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Case. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Our common stock was delisted from NASDAQ and will not be listed on any other national securities exchange.
The Company's common stock was suspended at the opening of business on June 24, 2013 and the Company's securities were removed from listing and registration on NASDAQ
We may not be able to re-list our common stock on a national securities exchange, although our securities might begin to trade in the over-the-counter ("OTC") market. The trading of our common stock in the OTC market rather than the NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade in the OTC market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), commonly referred to as the “penny stock rule".
Risks of trading in an OTC market.
Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Case. If our securities begin trading in the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.
The Company temporarily suspended operations at its Vernon, California secondary lead recycling facility and operations may not resume until in or about December 2014.
The Company received an order dated April 24, 2013 from the California Department of Toxic Substances Control (“CDTSC”) requiring the Company to temporarily suspend recycling operations at its Vernon, California secondary lead recycling facility, one of the Company's three operating lead recycling facilities in the United States.  The CDTSC based its order on two factors: (i) the Vernon Facilities underground storm-water piping system was not in compliance with state requirements, and (ii) furnace emissions posed health risks in excess of applicable standards.  On June 12 and July 2, 2013, respectively, the Company successfully challenged CDTSC's required temporary suspension of operations of the Vernon facility obtaining a temporary restraining order and a preliminary injunction from the Los Angeles Superior Court staying CDTSC's order, thus allowing the Company to resume operations at the Vernon facility.
On November 4, 2013, the Bankruptcy Court approved a stipulation between the Company and the CDTSC, pursuant to which the CDTSC dismissed the order for temporary suspension with prejudice and agreed to establish going forward compliance guidelines providing the Company with more certainty regarding its ongoing compliance obligations at the Vernon facility.  However, should the pending California Senate Bill 712 or other related pending state legislation be enacted into law, the Company will have until December 31, 2015 as a deadline to obtain a permanent hazardous waste operating permit from the CDTSC.  There are no assurances that the Company will be able to obtain that permit or that the regulators will not engage in further attempts to shut down the Vernon facility in the interim pursuant to the proposed legislation or otherwise.
On October 18, 2013, the South Coast Air Quality Monitoring District ("SCAQMD") filed a petition seeking the suspension of operations at the Vernon facility for alleged violation of an SCAQMD rule and related furnace control equipment permit conditions until compliance is achieved. The Company contested the SCAQMD's petition. A hearing on the SCAQMD’s petition commenced on December 14, 2013 and continued into calendar 2014.

On April 11, 2014, as a result of the Vernon facility allegedly exceeding the SCAQMD ambient air standard for lead, the SCAQMD filed a second petition seeking an order that Exide “cease and desist” from violating air quality standards, or in the alternative, to comply with other such conditions and increments of progress which the SCAQMD Hearing Board deems appropriate.
On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon facility under continuous "negative pressure" ("Rule 1420.1"). In response, the Company initiated two separate related proceedings on February 7, 2014: (i) a Petition for Variance before the SCAQMD Hearing Board, requesting a delay of the negative pressure requirement until December 31, 2014, and (ii) a Writ of Mandamus in Superior Court of Los Angeles County, seeking to invalidate the negative pressure requirement of Rule 1420.1. Additionally, on February 21, 2014, the Company filed a request for a preliminary injunction that would temporarily suspend the April 10, 2014, deadline until such time as the Superior Court could conduct a trial on the Writ of Mandamus.
On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1.
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of two Orders For Abatement ("Stipulated OAs"). The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon facility furnaces until it installs certain air quality control improvements required to comply with the newly-adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in or about December 2014 should the Company decide to proceed.
The Company will need to continue to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures sources of lead at significantly higher cost, such circumstances would result in a material adverse affect on the Company's business, financial condition, cash flows, or results of operations.
The Company has experienced significant fluctuations in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.
Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 43.7% of the cost of goods sold. The Company obtains a significant portion of North American lead requirements through the operation of three secondary lead recycling plants and external tolling suppliers which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. Costs of spent batteries have been quite volatile, decreasing by 3.7% on average in fiscal 2014 as compared with fiscal 2013. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW are obtained from third-party suppliers under annual supply agreements.
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
The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 60.6% of the Company’s net sales for fiscal 2014 were generated in Europe and ROW with the significant majority generated in Euros. Because such a significant portion of the Company’s operation is based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.
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
There are other risks inherent in the Company’s non-U.S. operations, including:

•	changes in local economic conditions, and disruption of markets; including current sovereign debt challenges in certain European countries;

•	changes in laws and regulations, including changes in import, export, labor and environmental laws;

•	exposure to possible expropriation or other government actions; and

•	unsettled political conditions and possible terrorist attacks against American interests.
These and other risks may have a material adverse affect on the Company’s non-U.S. operations or on its business, financial condition, cash flows or results of operations.
The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.
The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter. Resellers buy automotive batteries during these periods so that they will have sufficient inventory for cold weather periods. This seasonality increases the Company’s working capital requirements and makes it more sensitive to fluctuations in the availability of liquidity. Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite affect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it may not be possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, it cannot make offsetting cost reductions to protect the Company’s liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed. These circumstances could result in a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.
Decreased demand in the industries in which the Company operates may adversely affect its business, financial condition, cash flows or results of operations.
The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEM's and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, or reduce their orders, the Company’s performance would be significantly adversely impacted. In this economic environment, the Company cannot predict future production rates or inventory levels or underlying economic factors. Continued uncertainty and unexpected fluctuations may adversely affect the Company’s business, financial conditions, cash flows, or results of operations.
The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (i) the number of vehicles in use; (ii) average battery life; (iii) the average age of vehicles and their operating environment; (iv) weather conditions; (v) population growth; and (vi) overall economic conditions. Any significant adverse change in any one of these factors may adversely affect the Company’s business, financial condition, cash flows, or results of operations.
The loss of the Company’s primary supplier of polyethylene battery separators would have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations.
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
The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any significant decline in demand for replacement batteries for automobiles, light trucks, or sport utility vehicles could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations of the Company’s Transportation segments. To a lesser extent, a prolonged decline in the demand for new automobiles, light trucks or sport utility vehicles could also have an adverse impact on these segments. A weak capital expenditure environment in the telecommunications, uninterruptible power systems or electric industrial forklift truck markets could have a material adverse affect on the business, financial condition, cash flows, or results of operations of the Company’s Industrial Energy segments.
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
The Company competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continued and significant pricing pressures. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, which are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets. If the Company is unable to compete effectively with these competitors, its sales and profitability could be adversely affected, which could have a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.
If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business, financial condition, cash flows or results of operations could be adversely affected.
The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its customer's expectations. Maintaining the Company’s market position will require continued investment in capital assets, research and development, and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unable to make significant investments in product research & development and unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, they could cause decreases in sales and have an adverse affect on the Company’s business, financial condition, cash flows or results of operations.
The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, and uncertainty around potential terrorist activities against global companies.
Unfavorable changes in global economic conditions, including the current sovereign debt issues in certain European countries as well as tightening credit markets, inflation or recession may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations. These economic conditions and uncertainty also may impact the ability of the Company’s customers to purchase the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depends, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, or terrorist attacks, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, or terrorist attacks occur, they could have a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.

The Company may be unable to successfully implement its business strategy, which could adversely affect its business, financial condition, cash flows or results of operations.
The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in resuming operations at its Vernon, California recycling facility or maintaining or increasing the Company’s percentage of captive arrangements and spent battery collections, which would require the Company to purchase lead on the open market and leaving the Company exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect the Company’s business, financial condition, cash flows, or results of operations, and could further impair the Company’s ability to make certain strategic capital expenditures.
The Company is subject to costly regulation in relation to environmental and occupational, health and safety matters, which could adversely affect its business, financial condition, cash flows or results of operations.
Throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing (i) emissions to air, discharges to water, noise and odor emissions; (ii) the generation, handling, storage, transportation, treatment, and disposal of waste materials; and (iii) the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. There is also inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $13.0 million to $20.0 million, and at the Columbus, Georgia facility in the amount of approximately $6.0 million to $8.5 million.
The Company cannot be certain that it has been, or will at all times be, in complete compliance with all environmental requirements, or that the Company will not incur additional material costs or liabilities in connection with these requirements in excess of amounts it has reserved. Private parties, including current or former employees, could bring personal injury or other claims against the Company due to the presence of, or exposure to, hazardous substances used, stored or disposed of by it, or contained in its products, especially lead. Environmental requirements are complex and have tended to become more stringent over time. These requirements or their enforcement may change in the future in a manner that could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenditures, if they continue to increase, could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot provide assurance that this will remain so in the future.
On November 12, 2008, the Environmental Protection Agency (“EPA”) published new lead emissions standards under the National Ambient Air Quality Standards (“NAAQS”), which became effective on January 12, 2009. The new standards further restrict lead emissions by reducing the off-site concentration standards for lead in air from 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter. The Company believes that the new standards could impact a number of its U.S. facilities. Under the Clean Air Act (“CAA”), publication by the EPA of these ambient air quality standards initiates a process by which the states develop rules implementing the standards. Recently, some states have accelerated their implementation and the Company is working with these states to meet their requirements. Although the final impact on the Company’s operations cannot be reasonably determined at the current time, the Company believes that the financial impact of compliance with these lead emissions standards on its U.S. facilities will be funded through normal operations. Non-compliance with these standards could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations.
On January 5, 2012, the EPA passed the National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for secondary lead smelting. The final regulations include limits for lead and other fugitive emissions, particularly at the Company’s lead recycling facilities, as well as additional testing and monitoring, recordkeeping, and reporting requirements. Although the Company currently believes a majority of these requirements will be met through efforts to attain compliance with NAAQS standards, our failure to attain compliance with NESHAP could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations.
On January 17, 2012, the City of Frisco, Texas initiated actions that could have prevented the Company from proceeding with projects designed to comply with certain NAAQS implementation requirements related to the Company’s Frisco, Texas recycling facility and that could have imposed an involuntary closure of the facility. The Company contested the City’s actions, and subsequently reached a settlement with the City in June 2012 whereby the Company agreed to sell and the City agreed to buy certain land around the Company’s facility for a total purchase price of $45.0 million in return for the Company’s agreement to cease operations at the site on or before December 31, 2012, with which the Company has complied. Receipt of the proceeds depends, in part, on the Company receiving state certification for its remedial activities on the parcel being sold, as well as agreement with state environmental regulators on the scope of remedial activities on an adjoining parcel used by the Company.
We are subject to recently adopted SEC disclosure obligations relating to "conflict minerals" (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold) that are sourced from the Democratic Republic of Congo or adjacent countries. Complying with these requirements will require us to incur additional costs, including the costs to determine the sources of any conflict minerals used in our products and may require that we modify our processes or products. As a result, we may choose to modify the sourcing, supply and pricing of materials in our products. In addition, we may face reputational and regulatory risks if the information that we receive from our suppliers is inaccurate or inadequate, or our process in obtaining that information does not fulfill the SEC's requirements. We have a formal policy with respect to the use of conflict minerals in our products that is intended to minimize, if not eliminate, conflict minerals sourced from the covered countries to the extent that we are unable to document that they have been obtained from conflict-free sources.
Regulation and legislation adopted to address possible global climate change could increase the Company’s costs of operation and adversely affect the Company’s business, financial condition, cash flows or results of operations.
Recently, there has been an increasing focus on whether emissions of certain gases, commonly referred to as “greenhouse gases” including carbon dioxide, may be contributing to certain atmospheric and other climatic changes. Legislative and regulatory measures directed at limiting the emissions of greenhouse gases and other possible causes of climate change are in various stages of discussions or implementation in a number of countries in which the Company operates. Legislative, regulatory or other efforts in the United States, and international treaties to combat climate change could result in future increases in the cost of raw materials and energy sources such as electricity, natural gas and fossil fuels, all of which may result in higher manufacturing and distribution costs for the Company. The Company’s facilities may also be subject to additional regulation under future climate change policies. Compliance with environmental laws or regulations regarding the reduction of greenhouse gases could result in significant changes to the Company’s facilities and operations and result in an increased cost of conducting business. If the Company is unable to manage the financial risks or otherwise recover costs related to complying with climate change regulatory requirements, if any, it could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations.
The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.
The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect its business, financial condition, cash flows or results of operations. See Note 13 to the Consolidated Financial Statements.
In May 2013, one of the Company's Spanish subsidiaries received notice of an investigation by the European Commission of alleged anticompetitive behavior relating to procurement practices of several European lead recyclers. The Company is currently unable to assess the ultimate outcome of the Commission's investigation, the entity or entities that could be affected, or the amount of any fines that may result.
The Company's Netherlands subsidiary, Exide Technologies B.V. (“BV”), received notice from the Dutch competition authorities that it was the subject of an investigation of a local trade association’s members in the traction/Motive Power batteries segment. On July 9 and July 16, 2013, the authorities conducted an on-site inspection and requested additional information and documentation, which the Company has provided. In December 2013, the Company submitted to the Dutch Competition Authority (the "ACM") a leniency application for immunity or reduction of fines that might be imposed as a result of the investigation. The Company was recently notified by the ACM of a provisional grant of leniency in respect of certain conduct and that the Company did not receive provisional leniency for certain other conduct. As required under the ACM's leniency program, the Company continues to cooperate with the Dutch authority. The ACM has not issued a statement of charges to the Company or its subsidiaries. Accordingly, the precise scope and time period at issue, as well as the final outcome of the Netherlands investigation, remains uncertain.
In connection with BV’s cooperation with the above-described investigation, the Company discovered activities also in different segments of its Industrial Energy division in Austria, Belgium and Germany that appeared to have occurred in prior years that did not conform to the Company’s internal policies. Upon discovery of these facts, the Company commenced an internal investigation led by independent outside counsel. While a majority of the activities had ceased prior to the initiation of the internal investigation, the Company promptly stopped any remaining ongoing conduct. The Company brought the matter to the attention of the appropriate competition authorities, and, in all affected jurisdictions, the Company has been cooperating with them in further information gathering. As a result of this action, the Company has been granted conditional immunity by regulators in Austria, Germany and Belgium. Additionally, the authority in Austria has decided that the actions would likely have fallen outside any applicable statute of limitations period and the authority has advised that it does not intend to pursue an investigation at this stage. The grants of immunity in Belgium and Germany, which are conditioned on factors that include the Company’s continued cooperation with authorities, should eliminate any governmental fines and penalties that could result if the reported conduct is found to violate applicable law in such jurisdictions. Should immunity be revoked, these investigations could result in significant penalties.
Further, even with the grants of conditional immunity in Austria, Germany, and Belgium, the Company might be subject to disputes with private parties concerning alleged damages that are claimed to be a result of the Company’s prior conduct. While the Company believes it would have defenses to any adverse allegations in private actions and would intend to vigorously defend itself in any such actions, litigation of this type is inherently uncertain, costly, and complex, and the Company cannot be certain that it would prevail. Accordingly, there can be no assurance that the outcome of the Netherlands investigation or any private party disputes would not have a material adverse affect on the business, financial condition, cash flows, and results of operations of the Company, despite the fact the Company has been granted conditional immunity in Austria, Germany, and Belgium, and continues to cooperate with the applicable regulatory authorities.
Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial condition, cash flows or results of operations.
At March 31, 2014, approximately 20.0% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company's workforce that is unionized may increase in the future. Contracts covering approximately 3.2% of the Company's U.S. hourly employees expire in fiscal 2015, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2015. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.
The Company’s substantial indebtedness could adversely affect its business, financial condition, cash flows or results of operations.
The Company has a significant amount of indebtedness. As of March 31, 2014, the Company had total indebtedness, including capital leases, of approximately $308.0 million, excluding amounts included in liabilities subject to compromise of $788.4 million. The Company's level of indebtedness could have significant consequences. For example, it could:

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

One or a combination of these factors could adversely affect the Company's business, financial condition, cash flows or results of operations. Subject to restrictions in its DIP Credit Agreement, the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.
Restrictive covenants limit the Company's ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.
The DIP Credit Agreement contain covenants that limit or restrict the Company's ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The DIP Credit Agreement, limits or restricts, among other things, the Company's ability and the ability of its subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions on the Company's capital stock or certain other restricted payments or investments;

•	purchase or redeem stock or subordinated indebtedness;

•	issue stock of the Company's subsidiaries;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	affect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets;

•	engage in transactions with affiliates; and

•	create liens on the Company's assets to secure debt.
In addition, the DIP asset-based credit facility ("DIP ABL") requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company's ability to comply with these provisions may be affected by events beyond its control.
Any breach of the covenants in the DIP Credit Agreement could cause a default under the Company's DIP Credit Agreement and other debt, which would restrict the Company's ability to borrow under its DIP Credit Agreement thereby significantly impacting the Company's liquidity which could have a material adverse affect on the Company's business, financial condition, cash flows or results of operations. If there were an event of default under any of the Company's debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company's assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under that facility could institute foreclosure proceedings against the assets securing borrowings under the DIP Credit Agreement.
The Company’s ability to recognize the benefits of deferred tax assets is dependent on future taxable income.
The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted income of each legal entity and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from the Company's estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company's ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2014, the Company’s net current and long-term deferred tax assets were $16.3 million and $116.7 million, respectively.
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
Due to the Company’s global operations, it is subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where it can do business, what information or products it can supply to certain countries and what information it can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often times difficult to interpret and apply, may result in severe criminal penalties or sanctions that could have a material adverse affect on the Company’s business, financial condition, cash flows or results of operations.
Any restructuring activities that the Company may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.
The Company regularly evaluates its existing operations, production capacity and business efficiencies and, as a result of such evaluations, the Company may undertake restructuring activities within its businesses. These restructuring plans may involve higher costs or longer timetables than the Company anticipates and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may not result in improvements in future financial performance. If the Company is unable to realize the benefits of any restructuring activities or appropriately structure its businesses to meet market conditions, the restructuring activities could have a material adverse affect on the Company’s business, financial condition, cash flows, or results of operations.

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
Examples of forward-looking statements include, but are not limited to (i) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the a of currency translations, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, and (iv) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization, (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection, (iii) the ability of Exide to comply with the terms of the DIP financing facility, (iv) the Company's ability to obtain additional financing, (v) the Company's ability to retain key management and employees, (vi) customer response to the Chapter 11 filing, (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the Company's Chapter 11 filing, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) the Company’s ability to implement and fund business strategies based on current liquidity, (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse affect on the Company and its business, (xv) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (xvi) competitiveness of the battery markets in the Americas and Europe, (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xix) general economic conditions, (xx) the Company’s ability to successfully pass along increased material costs to its customers, (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xxii) the Company’s ability to resume operations at its Vernon, California recycling facility.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The chart below lists the locations of the Company’s principal operating facilities. All of the facilities are owned by the Company unless otherwise indicated. Most of the Company’s significant U.S. properties and certain of its European properties secure its financing arrangements. For a description of these financing arrangements, refer to Item 7 - Liquidity and Capital Resources.

Location		Use
Americas:
Milton, GA	(leased)	Global and Americas Executive Offices
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Transportation and Industrial Battery Manufacturing and Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Kansas City, KS		Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling
Toluca, Mexico	(leased)	Distribution Center

Europe and ROW:
Sydney, Australia		Distribution Center
Pinsk, Belarus	(leased)	Transportation Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Asia Pacific Executive Offices
Gennevilliers, France	(leased)	European Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Distribution Center
Büdingen, Germany		Industrial Battery Manufacturing and Distribution Center
Rotterdam, Holland		Distribution Center
Ahmedabad, India		Transportation Battery Manufacturing
Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Poznan, Poland		Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing
In addition, the Company also leases sales and distribution outlets in the Americas, Europe, and Asia.
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
On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins, and Dominic J. Pilleggi. Lead Plaintiffs did not name Mr. Ostermann as a defendant in the Consolidated Amended Complaint. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s Senior Secured Notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants moved to dismiss all claims against them and, on December 19, 2013, Judge Wilson granted defendants' motion to dismiss in its entirety, without prejudice. Judge Wilson gave Lead Plaintiffs leave to file their Consolidated Second Amended Complaint on or before January 30, 2014. On January 30, 2014, Lead Plaintiffs filed their Consolidated Second Amended Complaint, which is nearly identical in every material respect to the Consolidated Amended Complaint. The Consolidated Second Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. On February 13, 2014, Defendants filed their Motion to Dismiss the Consolidated Second Amended Complaint. On March 31, 2014 Judge Wilson heard oral argument on Defendants’ Motion to Dismiss and took the motion under advisement. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.
See Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference, for a discussion of the Company’s commitments and contingencies.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 through February 28	2,492	$0.27	—	—
March 1 through March 31	73,906	$0.23	—	—

(1)
Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan and 2009 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Market Data
The Company’s common stock currently trades on the OTC market and is quoted on the OTC Bulletin Board under the symbol "XIDEQ". Prior to delisting on June 24, 2013, the Company's common stock had traded on the NASDAQ Global Market under the symbol “XIDE”. The high and low sales price for the Company's common stock for each quarter in fiscal 2014 and 2013 is set forth below.

	High	Low
Fiscal 2014:
First Quarter	$2.63	$0.13
Second Quarter	$0.56	$0.12
Third Quarter	$0.38	$0.18
Fourth Quarter	$0.31	$0.23
Fiscal 2013:
First Quarter	$3.40	$2.29
Second Quarter	$3.71	$2.77
Third Quarter	$3.43	$2.42
Fourth Quarter	$3.74	$2.59
The Company did not declare or pay dividends on its common stock during fiscal 2014 and 2013. Covenants in the DIP Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.
As of June 2, 2014, the Company had aggregate market value of common stock held by non-affiliates shares of its common stock outstanding, with approximately 4,112 holders of record, respectively.
Equity Compensation Plan Information
As of March 31, 2014, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders	1,645	$7.93	1,319

Item 6. Selected Financial Data
The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and Item 7 appearing elsewhere in this report.

	Fiscal Year Ended
	2014	2013	2012	2011	2010
	(In thousands except per share data)
Statements of Operations Data
Net sales	$2,855,433	$2,971,698	$3,084,650	$2,887,516	$2,685,808
Operating income (loss) (1)	(9,012)	(53,361)	78,875	95,773	16,739
Income (loss) before income taxes	(211,572)	(123,176)	751	20,316	(33,300)
Net income (loss) attributable to Exide Technologies	(217,810)	(223,399)	56,739	26,443	(11,814)
Basic earnings (loss) per share	(2.80)	(2.89)	0.73	0.34	(0.16)
Diluted earnings (loss) per share	(2.80)	(2.89)	0.69	0.33	(0.16)
Balance Sheet Data (at period end)
Working capital (2)	$316,978	$334,054	$496,695	$542,037	$428,996
Total assets	2,032,788	2,004,430	2,194,986	2,183,664	1,956,226
Total debt (3)	307,977	776,012	776,731	758,158	659,527
Total stockholders’ equity (deficit) attributable to Exide Technologies	(27,932)	153,072	401,794	404,787	332,334
Consolidated Cash Flow Data:
Cash provided by (used in):
Operating activities	$(154,611)	$28,017	$91,768	$79,990	$109,162
Investing activities	(72,161)	(79,246)	(109,201)	(71,796)	(95,242)
Financing activities	223,122	1,460	17,273	57,599	1,930
Other Data:
Capital expenditures	$81,769	$101,501	$109,836	$88,589	$96,092

(1)
Operating income reflects restructuring and impairment charges of $28.0 million, $71.5 million, $10.9 million, $42.3 million, and $80.6 million in fiscal 2014, 2013, 2012, 2011, and 2010, respectively.

(2)Working capital is calculated as current assets less current liabilities.
(3)Excludes amounts recorded in liabilities subject to compromise as of March 31, 2014. See Note 1 of the Consolidated Financial Statements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Form 10-K.
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 13 to the Consolidated Financial Statements.
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
The Company is operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing Exide to pay pre-petition obligations to, among other parties, (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to the Company's operations.
While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, Exide may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Company has not yet filed with the Bankruptcy Court a plan of reorganization. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court appraisal, could materially change the amounts and classifications in the historical Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be distributable to holders of the Company's various pre-petition liabilities and other securities. The Company expects that the ultimate value of any distribution to holders of its securities to be determined in connection with a plan of reorganization. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. The Company's common stock has been delisted from trading on the NASDAQ.
General Information
Notices to Creditors; Effect of Automatic Stay. The Company notified all known current or potential creditors that the Chapter 11 Case had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of Exide's Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Executory Contracts and Unexpired Leases. Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. The Company's rights to assume or assume and assign unexpired leases of non-residential real estate expired on January 6, 2014.
In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Company from performing its future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Company's estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease elsewhere in this report or reflected in the Notes to the Consolidated Financial Statements, including where applicable the Company's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any rights the Company or counterparties have under Section 365 of the Bankruptcy Code.
Exide expects that liabilities subject to compromise and resolution in the Chapter 11 Case will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.
Magnitude of Potential Claims. On August 9, 2013, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 Case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Company that arose prior to the Petition Date and whose claim (i) is not listed on the Company's schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On September 13, 2013, the Bankruptcy Court entered an order, which, among other things, established October 31, 2013, as the general bar date for filing claims and December 9, 2013, as the bar date for claims by certain governmental authorities. This order was supplemented by a further order on October 24, 2013, extending the bar date to January 31, 2014, solely with respect to personal injury claims related to the Company's secondary lead recycling facility in Vernon, California.
Differences between amounts scheduled by the Company and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Plan of reorganization. Under Chapter 11 of the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Company's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date.  On October 15, 2013, the Bankruptcy Court entered an order extending the Company's exclusive period to file a plan to May 31, 2014, and the period to solicit acceptances of a plan to July 24, 2014. On May 13, 2014, the Company filed a motion to further extend the exclusivity period to file a plan to July 31, 2014, and to September 30, 2014, to solicit acceptances for a plan. By an order entered July 1, 2014, the Bankruptcy Court approved the extensions. On July 30, 2014, the Company filed a motion with the Bankruptcy Court seeking a further extension of the exclusive period to file a plan to December 10, 2014, and to solicit acceptances of a plan to February 10, 2015. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
Reorganization costs. The Company has incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations. Pre-petition claims will be reflected in liabilities subject to compromise on the Consolidated Balance Sheets. For additional information, see Note 1 to the Consolidated Financial Statements.
Further Information. For further information regarding the Chapter 11 Case, see Note 1 to the Consolidated Financial Statements. Additional information about the Company's Chapter 11 filing is also available on www.exiderestructures.com and at www.exiderestructuringinfo.com.
Factors Which Affect the Company’s Financial Performance
Lead and other Raw Materials. Lead represents approximately 43.7% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 1.0% from $2,114 per metric ton for the fiscal year ended March 31, 2013 to $2,094 per metric ton for the fiscal year ended March 31, 2014. At June 2, 2014, the quoted price on the LME was $2,089 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
In the Americas, the Company typically obtains the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent battery collectors. Historically, recycling in the Americas has helped the Company control the cost of its principal raw material compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries decreased approximately 3.7% in fiscal 2014 as compared to fiscal 2013. The Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market.
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
The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, including lead price escalators in certain contracts, have been implemented to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.
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
Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The affects of this competition have been exacerbated by excess manufacturing capacity in certain of the Company’s markets. In addition, fluctuating lead prices and low-priced Asian imports have also impacted certain of the Company’s markets.
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2014, the average exchange rate of the Euro to the U.S. Dollar has increased 4.1% on average from $1.29 for fiscal 2013 to $1.34 for fiscal 2014. At March 31, 2014, the Euro was at $1.38 as compared to $1.28 at March 31, 2013. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2014, approximately 60.6% of the Company’s net sales were generated in Europe and ROW. Further, approximately 63.4% of the Company’s aggregate accounts receivable and inventories as of March 31, 2014 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance could be adversely impacted.
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
Seasonality and Weather. The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and a portion of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. The impact of seasonality on sales has the affect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.
Unusually cold winters or hot summers may accelerate battery failure and increase demand for transportation replacement batteries. Mild winters and cool summers may have the opposite affect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it is not possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, the Company cannot make offsetting cost reductions to protect its liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.
Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt. See Item 7A and Note 9 to the Consolidated Financial Statements.
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
The key elements of the Company’s underlying business plans and continued strategies are:

•	Successfully emerging from Chapter 11 as a going concern.

•	Successful resolution of matters related to the Vernon, California secondary lead recycling facility and reopening the facility.

•	Successful post-shutdown activities at the Company’s former Frisco, Texas recycling facility.

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

•
An enhanced focus on growth of the Industrial Americas business through increased new product offerings (Tubular Motive Power, High Frequency Chargers, etc.), increases in capacity and a larger and more distributed sales and service team tied to the Transportation branch network.

•	Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and MHF) required for the increasing numbers of Stop & Start and micro-hybrid vehicles.

•
Continued research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries, particularly Lithium-Ion for selected Motor Power application in Europe.

Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Valuation of Long -lived Assets. The Company’s long-lived assets include property, plant and equipment and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated over their estimated useful lives and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these long-lived assets or their related assumptions change in the future, the Company may be required to record impairment charges.
Employee Benefit Plans. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and post-retirement benefit expense could vary within a range of outcomes and have a material affect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 10 to the Consolidated Financial Statements.
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

•
Taxable income in prior carryback year(s), if carryback is permitted under the tax law, would be considered significant positive evidence, depending on availability, when evaluating current period losses; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carry forwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

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
In fiscal 2013, the Company's U.S. operations had moved to a position of cumulative loss for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were not more likely than not to be realized:

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
In fiscal 2012, our French operations had returned to a position of cumulative profits for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were more likely than not to be realized:

•	Three-year cumulative pretax income (excluding one-time Auxerre plant closure related restructuring costs);

•	Unlimited carry forward period for the French net operating losses;

•	Favorable financial impact resulting from the closure of the Auxerre battery plant, which reduced fixed cost and better leveraged capacity utilization; and

•	Business plan projections for France showed continued profitability.
Accordingly, in fiscal 2012, the Company released all of the valuation allowance against net deferred tax assets for entities in France resulting in a $73.6 million benefit in our provision for income taxes.
Revenue Recognition. The Company records sales when revenue is earned. Shipping terms are generally free on board "FOB" shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when the product is delivered to the customer’s delivery site. The Company records sales net of discounts and estimated customer allowances and returns.
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
Results of Operations
Fiscal Year Ended March 31, 2014 compared with Fiscal Year Ended March 31, 2013
Net Sales
Net sales were $2.9 billion for fiscal 2014 versus $3.0 billion in fiscal 2013. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in fiscal 2014 by $40.8 million. Excluding the foreign currency translation impact, net sales decreased by $157.0 million, or 5.3%. See segments discussion below.
Net sales by operating segment:

	For the Twelve Months Ended		FAVORABLE / (UNFAVORABLE)
			Total	Currency Related	Non-Currency Related
	March 31, 2014	March 31, 2013
	(In thousands)
Transportation Americas	$760,412	$879,831	$(119,419)	$(6,279)	$(113,140)
Transportation Europe & ROW	930,036	926,978	3,058	28,145	(25,087)
Industrial Energy Americas	365,633	368,386	(2,753)	(819)	(1,934)
Industrial Energy Europe & ROW	799,352	796,503	2,849	19,707	(16,858)
Total	$2,855,433	$2,971,698	$(116,265)	$40,754	$(157,019)
Transportation Americas net sales, excluding the foreign currency translation impact, decreased 12.9% primarily due to the exit of unprofitable OE automotive contracts and a $84.6 million reduction in third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 2.7% due to $59.1 million lower net sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013, partially offset by 10.4% higher OE unit sales and approximately $10.9 million of favorable lead-related pricing actions.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 0.5% due to lower unit sales in the Motive Power market partially offset by higher unit sales in the Network Power market.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, decreased 2.1% due to lower unit sales in Southeast Asia and Hong Kong, lower military sales in Europe, partially offset by approximately $7.4 million of favorable lead-related pricing actions in Europe.
Gross Profit
Gross profit was $384.5 million for fiscal 2014 versus $407.3 million for fiscal 2013. Gross margin was 13.5% of net sales in fiscal 2014 compared to 13.7% of net sales in fiscal 2013. See further operating segments discussion below under the caption “Operating Loss".
Operating Expenses
Selling and administrative expenses were $365.5 million in fiscal 2014 versus $389.2 million in fiscal 2013. Excluding the impact of foreign currency translation, selling and operating expenses decreased $27.4 million due to lower employee-related costs including lower Travel & Entertainment driven by headcount reductions as well as lower discretionary sales and marketing costs, partially offset by higher legal fees.
Restructuring and impairment expenses were $28.0 million in fiscal 2014 versus $71.5 million in fiscal 2013. Excluding the impact of foreign currency translation, restructuring and impairment expenses decreased $44.4 million. The fiscal 2013 restructuring and impairments was primarily due to the closure of the Bristol, Tennessee flooded battery plant, the idling of the

Reading, Pennsylvania lead recycling operations, the closure of GNB India, the closure of the Baton Rouge, Louisiana recycling plant and the loss related to the sale of the transportation Australasia business. The fiscal 2014 restructuring and impairments included $16.5 million in the Transportation Americas segment relating to asset impairments, headcount reductions, lease and contractual commitments associated with closed Bristol, Tennessee facility, and the idling of the Company’s Bristol, Tennessee spiral-wound AGM product line ("Vortex"). The remainder related to certain headcount reductions in Europe and the corporate headquarters.
Operating Loss
Operating loss was $(9.0) million in fiscal 2014 versus $(53.4) million in fiscal 2013. See segments discussion below.
Operating loss by operating segment:

	For the Twelve Months Ended				FAVORABLE / (UNFAVORABLE)
	March 31, 2014		March 31, 2013		Total	Currency Related	Non-Currency Related
	Total	Percent of Net Sales	Total	Percent of Net Sales
	(In thousands)
Transportation Americas	$(7,739)	(1.0)%	$(23,158)	(2.6)%	$15,419	$(265)	$15,684
Transportation Europe & ROW	19,561	2.1%	20,335	2.2%	(774)	1,173	(1,947)
Industrial Energy Americas	25,185	6.9%	28,266	7.7%	(3,081)	12	(3,093)
Industrial Energy Europe & ROW	16,004	2.0%	21,787	2.7%	(5,783)	(127)	(5,656)
Unallocated corporate	(34,034)	n/a	(29,096)	n/a	(4,938)	(405)	(4,533)
	18,977	0.7%	18,134	0.6%	843	388	455
Restructuring and impairments, net	(27,989)	n/a	(71,495)	n/a	43,506	(916)	44,422
Total	$(9,012)	(0.3)%	$(53,361)	(1.8)%	$44,349	$(528)	$44,877

Gross margins by operating segment:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013
Transportation Americas	12.5%	11.8%
Transportation Europe & ROW	11.3%	12.4%
Industrial Energy Americas	19.2%	19.8%
Industrial Energy Europe & ROW	14.3%	14.6%
Total	13.5%	13.7%
Transportation Americas' operating loss was lower due to the exiting of unprofitable OE automotive contracts, higher pricing to these OE customers during the transition period, lower fixed costs due to the closure of the Bristol, Tennessee facility, improved productivity at the Salina, Kansas facility, and lower SG&A expenses. These improvements were somewhat tempered by the temporary suspension of our Vernon, California facility during Q1 of fiscal 2014, (see further discussion below related to CDTSC suspension order). This suspension resulted in $8.6 million of increased costs related to purchased lead to compensate for lower internal lead production. In addition, we incurred significant legal and other professional fees to defend our position with various regulatory bodies. In addition, results were unfavorably impacted by lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and the idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013.
In April 2013, the Company received an order (the "Suspension Order") from the CDTSC requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. On July 2, 2013, the Los Angeles County Superior Court issued a preliminary injunction allowing the Company to resume operations of the Vernon facility.
In addition, future periods may be adversely impacted by recent SCAQMD actions. On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon facility under continuous "negative pressure". On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1. On July 10, 2014, the Company agreed to the SCAQMD Hearing Board's issuance of two orders for abatement allowing the Company to resume operations upon completion of installing certain SCAQMD approved air quality control equipment in accordance with SCAQMD issued air quality permits and applicable SCAQMD permitting regulations and using specialized dust mitigation procedures. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in or about December 2014 should the Company decide to proceed. If the Company is unable to find adequate sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances would result in a material adverse affect on the Company's business, financial condition, cash flows, or results of operations.
Transportation Europe and ROW operating income, excluding foreign currency translation impact, slightly decreased as improved mix of higher margin Stop & Start battery sales, better lead recovery due to more stable lead prices in the current fiscal year, and SG&A expense control. These positive influences were substantially offset by the impact of lower aftermarket unit sales from the lack of a winter season in Europe and the loss of profitability from the Australasia transportation business, which was sold in late fiscal 2013.
Industrial Energy Americas operating income decreased principally due to lower Motive Power unit sales and continued plant efficiency and scrap issues in the Company's Columbus, Georgia facility.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased as a result of much lower sales in Southeast Asia and Hong Kong, lower military sales and increased professional and legal fees in Europe.
Unallocated corporate operating expenses, excluding the foreign currency translation impact, were unfavorably impacted due to higher legal fees.
Other (Income) Expense, net
Other (income) expense, net was $(5.5) million in fiscal 2014 versus $2.5 million in fiscal 2013. The change primarily results from favorable currency remeasurement on inter-company borrowings versus the prior year.
Interest Expense, net
Interest expense was $114.4 million in fiscal 2014 versus $65.6 million in fiscal 2013. The unfavorable change is due to higher average borrowings under the DIP financing and higher amortization of deferred financing costs related to the DIP financing. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information see Note 1 to the Consolidated Financial Statements.
Income Taxes

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Loss before income taxes	$(211,572)	$(123,176)
Income tax provision	6,158	99,915
Effective tax rate	(2.9)%	(81.1)%
The income tax expense for fiscal 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded.
The income tax expense for fiscal 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. During the year the Company established an $85.1 million full valuation allowance for the United States after determining that it was not more likely than not that the Company would realize all deductible temporary differences and loss carryforwards in the foreseeable future. In addition, the income tax expense was increased by the establishment of valuation allowances in India and Portugal aggregating $3.5 million.

Fiscal Year Ended March 31, 2013 compared with Fiscal Year Ended March 31, 2012
Net Sales
Net sales were $3.0 billion for fiscal 2013 versus $3.1 billion in fiscal 2012. Foreign currency translation unfavorably impacted net sales in fiscal 2013 by approximately $94.4 million. Excluding foreign currency translation, net sales decreased by approximately $18.5 million, or 0.6%, primarily as a result of $77.6 million in unfavorable lead related pricing partially offset by higher unit sales in many of the Company's markets.
Net sales by operating segment:

	For the Twelve Months Ended		FAVORABLE / (UNFAVORABLE)
	March 31, 2013	March 31, 2012	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$879,831	$907,838	$(28,007)	$(1,434)	$(26,573)
Transportation Europe & ROW	926,978	1,014,292	(87,314)	(51,034)	(36,280)
Industrial Energy Americas	368,386	339,328	29,058	(348)	29,406
Industrial Energy Europe & ROW	796,503	823,192	(26,689)	(41,599)	14,910
Total	$2,971,698	$3,084,650	$(112,952)	$(94,415)	$(18,537)
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
Operating (Loss) Income
Operating (loss) income was $(53.4) million at March 31, 2013 versus $78.9 million at March 31, 2012. See segments discussion below.

Operating (loss) income by operating segment:

	For the Twelve Months Ended				FAVORABLE / (UNFAVORABLE)
	March 31, 2013		March 31, 2012		Total	Currency Related	Non-Currency Related
	Total	Percent of Net Sales	Total	Percent of Net Sales
	(In thousands)
Transportation Americas	$(23,158)	(2.6)%	$9,513	1.0%	$(32,671)	$447	$(33,118)
Transportation Europe & ROW	20,335	2.2%	55,928	5.5%	(35,593)	(939)	(34,654)
Industrial Energy Americas	28,266	7.7%	41,657	12.3%	(13,391)	(39)	(13,352)
Industrial Energy Europe & ROW	21,787	2.7%	14,435	1.8%	7,352	(362)	7,714
Unallocated corporate	(29,096)	n/a	(31,780)	n/a	2,684	928	1,756
	18,134	0.6%	89,753	2.9%	(71,619)	35	(71,654)
Restructuring and impairments, net	(71,495)	n/a	(10,878)	n/a	(60,617)	278	(60,895)
Total operating (loss) income	$(53,361)	(1.8)%	$78,875	2.6%	$(132,236)	$313	$(132,549)

Gross margins by operating segment:

	For the Twelve Months Ended
	March 31, 2013	March 31, 2012
Transportation Americas	11.8%	14.5%
Transportation Europe & ROW	12.4%	15.3%
Industrial Energy Americas	19.8%	24.6%
Industrial Energy Europe & ROW	14.6%	13.9%
Total	13.7%	15.7%
Transportation Americas operating (loss) income, excluding the foreign currency translation impact, decreased primarily due to compressed margins resulting from lower third-party lead sales, higher recycled lead input costs, certain operational issues and decreased revenue from lower LME lead prices, offsetting positive pricing actions in the aftermarket. The impact of higher core costs combined with lower third-party lead margins aggregated approximately $43.0 million.
Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to the continued impact of competitive pricing in the aftermarket business combined with unfavorable mix resulting from a shift to lower margin private label products during the period, and manufacturing inefficiencies. Also negatively impacting fiscal 2012 is an out of period unfavorable inventory adjustment of $4.6 million related to the Company's Portuguese recycling facility. See Note 2 to the Consolidated Financial Statements.
Industrial Energy Americas also experienced compressed margins as a result of higher lead input costs and lower LME lead pricing, as well as start-up related costs in the Company's Columbus, Georgia facility associated with a new AGM production line. The impact of higher spent battery acquisition costs and lower relative LME based pricing was approximately $15.1 million.
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
Other Expense, net
Other expense was $2.5 million at March 31, 2013 versus $5.1 million at March 31, 2012. The favorable change primarily relates to lower foreign currency remeasurement expenses on related intercompany debt in fiscal 2013 versus the prior year.

Interest Expense, net
Interest expense decreased $6.2 million, to $65.6 million as of March 31, 2013 from $71.8 million as of March 31, 2012 primarily due to decreases in certain short-term loans combined with higher gains on an interest rate swap transactions versus the prior year period.
Income Taxes

	For the Twelve Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Pre-tax (loss) income	$(123,176)	$751
Income tax provision (benefit)	99,915	(55,203)
Effective tax rate	(81.1)%	(7,350.6)%
The income tax expense (benefit) for fiscal 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. During the year the Company established an $85.1 million full valuation allowance for the United States after determining that it was not more likely than not that the Company would realize all deductible temporary differences and loss carryforwards in the foreseeable future. In addition, the income tax expense was increased by the establishment of valuation allowance in India and Portugal aggregating $3.5 million.
The income tax expense (benefit) for fiscal 2012 was impacted by the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United Kingdom and Spain, on which full valuation allowances are recorded. In addition, the Company released $73.6 million valuation allowance for France after determining that it was more likely than not that the Company would realize all deductible temporary differences and loss carryforwards in the foreseeable future. In addition, the income tax benefit was decreased by the establishment of valuation allowances in India and Portugal aggregating $4.2 million.
During fiscal 2012, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2010. This settlement resulted in the forfeiture of the $13.4 million previously paid during the appeal process.
Liquidity and Capital Resources
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Company and as a result, the Senior Secured Notes, Convertible Notes and ABL facility described below have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions against the Company's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Company filed motions seeking approval of the Bankruptcy Court for a $500.0 million Debtor-in-Possession financing.
At March 31, 2014, the Company had cash and cash equivalents of $103.7 million and availability under the senior secured asset-based revolving credit facility (the “ABL facility”) of $126.5 million. This compared to cash and cash equivalents of $104.3 million and availability under the Company’s revolving credit facility of $129.4 million as of March 31, 2013.
DIP Facilities
In connection with the Chapter 11 Case, the Company received Bankruptcy Court approval of debtor-in-possession financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured super-priority debtor-in-possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended and restated to provide a $25.0 million swingline facility sub-limit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase of the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions, and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the

DIP Credit Agreement. The second amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the affect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
Effective May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to Euro 100.0 million from Euro 75.0 million and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
Effective June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminating the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit. The revised deadline for filing a plan of reorganization to July 31, 2014 was approved by the Bankruptcy Court on June 30, 2014.
Also, effective on June 27, 2014, the Company entered into the fifth amendment to the DIP Credit Agreement, which, among other things, extended to August 15, 2014 the date by which the Company is required to deliver annual audited financial statements and the related Compliance Certificate for the fiscal year of the Company ended March 31, 2014.
On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, sought to modify the DIP Credit Agreement as follows:

•
eliminate restrictions on capital expenditures, modify the definition of EBITDA and adjust the minimum EBITDA covenant to address lower anticipated future period earnings, and provide other covenant relief;

•
extend the maturity date of the loans made under the DIP Credit Agreement to December 31, 2014 ("the Extension Amendment") effective upon the satisfaction of certain conditions, including, among other things, the Company and members of the UNC holding a majority in principal amount of the Company's Senior Secured Notes entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization, as that term is defined in the amended DIP Credit Agreement; and

•
provide for $60.0 million in additional term loan financing (the "Upsizing Amendment"), which will be funded pursuant to a commitment letter executed by certain members of the UNC to provide additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.

On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment.
On July 25, 2014, Exide entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
The proceeds of the DIP Financing were used to repay amounts outstanding under the pre-petition ABL revolving credit facility and letters of credit which were outstanding.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur of: (i) December 31, 2014; (ii) the effective date of the Company's plan of reorganization; and (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.
On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
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
The Company's business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company's indebtedness, or to fund the Company's other liquidity needs, including working capital, capital expenditures, strategic acquisitions, investments and alliances, restructuring actions, costs related to the Chapter 11 Case, and other general corporate requirements. If the Company cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital. These actions may be restricted as a result of the Company's Chapter 11 Case and the DIP Credit Agreement. Such actions could increase the Company's debt, negatively impact customer confidence in the Company's ability to provide products and services, reduce the Company's ability to raise additional capital, delay improvements in profitability, and adversely affect the Company's ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be affected on commercially reasonable terms, if at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company's debt or generate sufficient cash flow to fund its liquidity needs, could intensify.
At March 31, 2014, the Company had outstanding letters of credit with a face value of $64.7 million and surety bonds with a face value of $56.0 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2014, pursuant to the terms of the DIP Credit Agreement, was $53.8 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2014, bank guarantees issued on behalf of the Company’s European and Asia pacific subsidiaries with an aggregate face value of $12.6 million were outstanding.
At March 31, 2014, the Company was in compliance with covenants contained in the DIP agreement.
The Senior Secured Notes (liability subject to compromise)
In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% Senior Secured Notes due February 1, 2018. The proceeds of the Senior Secured Notes were used to (i) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (ii) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10.5% Senior Secured Notes due 2013 after the completion of the tender offer; and (iii) fund ongoing working capital and other general corporate purposes. Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August, and mature on February 1, 2018.
The indenture for these Notes contains certain covenants which limit the ability of the Company and its subsidiaries’ ability to, among other things, incur debt, pay dividends, make investments, create liens or use assets as security, and sell assets including the capital stock of subsidiaries.
The Chapter 11 filing constituted an event of default under the Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.
The Convertible Notes (liability subject to compromise)
In March 2005, the Company issued floating rate Convertible Notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The Convertible Notes bear interest at a per annum rate equal to the three-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2014 and 2013 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10.0% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount. As of March 31, 2014, the aggregate principal amount of outstanding convertible notes was $51.9 million.
The Chapter 11 filing constituted an event of default under the Convertible Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.
Sources and Uses of Cash
The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable in certain European subsidiaries. Additional cash has been generated in the past several years through rights offerings, debt issuances, and the sale of non-core businesses and assets.
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
Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the DIP Credit Agreement, and the sale of idled assets, principally closed facilities.
Cash flows used by operating activities was $154.6 million in fiscal 2014 compared to cash provided by operating activities of $28.0 million in fiscal 2013, respectively. This increased usage primarily relates to Debtor Chapter 11 reorganization fees and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection. Also, accounts payable payments have been accelerated for non-Debtor entities as well.
In addition, the Company generated $5.2 million and $19.0 million in cash from the sale of non-core assets in fiscal 2014 and fiscal 2013, respectively. The fiscal 2013 proceeds principally relate to the sale of the Company's transportation Australasia business.
Total debt at March 31, 2014 was $308.0 million, excluding amounts included in liabilities subject to compromise, as compared to $776.0 million at March 31, 2013. See Note 9 to the Consolidated Financial Statements for the composition of such debt.
Cash provided by financing activities was $223.1 million and $1.5 million in fiscal 2014 and fiscal 2013, respectively. The increase was primarily due to proceeds received under the DIP Credit Agreement, partially offset by DIP related financing fees and a decrease in short-term borrowings under various local European facilities.
Cash flows used in investing activities primarily was capital expenditures of $81.8 million and $101.5 million in fiscal 2014 and fiscal 2013, respectively.
Total pension and other post-retirement employer contributions and direct benefit payments were approximately $18.3 million and $27.1 million in fiscal 2014 and fiscal 2013, respectively. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. plans through fiscal 2015. This legislation was signed into U.S. law on July 6, 2012.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility and to cease operation of and demolish the recycling facility. The buyer has fully funded an escrow account with the $45.0 million purchase price, a portion was made available to the Company to pay for certain demolition and remediation activities on the Company’s adjoining property. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. The Company is currently in discussions with regulators regarding the scope of remedial activities on the Company's adjoining property (i.e., the former recycling facility), which may be funded with a portion of the sale proceeds. Consequently, the Company is uncertain of the timing and certainty of closing, and cannot predict the amount of net proceeds to be received. Under the Company's indenture for the Notes, proceeds received, would be required to be invested in future U.S. capital expenditures or toward the repurchase of any Notes outstanding. Under the DIP Credit Agreement, proceeds received, are expected to be used to repay outstanding borrowings under the ABL Facility. To the extent that net proceeds following completion of the remedial activities do not exceed the carrying value of the assets, the Company would be required to recognize a loss on impairment, although management currently believes that a loss will not be incurred.

On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon facility under continuous "negative pressure" ("Rule 1420.1"). In response, the Company initiated two separate related proceedings on February 7, 2014: (i) a Petition for Variance before the SCAQMD Hearing Board, requesting a delay of the negative pressure requirement until December 31, 2014, and (ii) a Writ of Mandamus in Superior Court of Los Angeles County, seeking to invalidate the negative pressure requirement of Rule 1420.1. Additionally, on February 21, 2014, the Company filed a request for a preliminary injunction that would temporarily suspend the April 10, 2014, deadline until such time as the Superior Court could conduct a trial on the Writ of Mandamus.
On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1.
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of the Stipulated OAs. The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon facility furnaces until it installs certain air quality control improvements required to comply with the newly-adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in or about December 2014 should the Company decide to proceed.
The Company will need to continue to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances would result in a material adverse affect on the Company's business, financial condition, cash flows, or results of operations.
Risks and uncertainties could cause the Company’s performance to materially differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance – Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected decreases in cash flows or, unexpected increases in costs beyond predicted levels could adversely affect the Company’s near term liquidity.
Employee Benefit Plans
Accounting and Significant Assumptions
The Company accounts for pension and post-employment benefits using the accrual method. The accrual method of accounting for pensions and post-employment benefits involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.
Significant assumptions used in calculating the Company’s pension and post-employment benefit obligations and related expense are the discount rate, rate of compensation increase, and the expected long-term rate of return on plan assets. The Company establishes these underlying assumptions in consultation with its actuaries. Depending on the assumptions used, pension obligations and related expense could vary within a range of outcomes and have a material affect on the Company’s results, benefit obligations, and cash funding requirements.
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
At March 31, 2014, the Company had decreased the discount rates used to value its pension benefit obligations to reflect the decrease in yields on high quality corporate bonds. The aggregate affect of these changes increased the present value of projected benefit obligations as of March 31, 2014.
A one-percentage point increase or decrease in the weighted average expected return on plan assets for defined benefit plans would increase or decrease net periodic benefit cost by approximately $5.2 million in fiscal 2014. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.8 million in fiscal 2014. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $0.4 million in fiscal 2014.
Plan Funding Requirements
Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its pension plans will total approximately $104.2 million from fiscal 2015 to fiscal 2019, including $22.4 million in fiscal 2015. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $8.1 million from fiscal 2015 to fiscal 2019, including $1.7 million in fiscal 2015.
Financial Instruments and Market Risk
From time to time, the Company has used forward contracts to hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing related risks in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments. For further discussion of the Company’s financial instruments, see Note 4 to the Consolidated Financial Statements.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $87.5 million and $93.3 million accounts receivable at March 31, 2014 and 2013, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments at March 31, 2014 are summarized by fiscal year in which the payments are due in the following table:

	2015	2016	2017	2018	2019	2020 and beyond	Total
	(In thousands)
Short-term borrowings	$4,058	$—	$—	$—	$—	$—	$4,058
DIP Obligation	284,625	—	—	—	—	—	284,625
Other term loans	3,761	2,336	2,404	2,495	2,246	6,052	19,294
Interest on DIP Obligation	13,826	—	—	—	—	—	13,826
Interest on other term loans	924	830	704	573	439	1,104	4,574
Operating leases	21,819	14,678	9,247	6,432	3,805	4,138	60,119
Other noncurrent liabilities (1)	14,060	5,469	4,894	4,894	4,894	30,282	64,493
Total (2)	$343,073	$23,313	$17,249	$14,394	$11,384	$41,576	$450,989

(1)	Other noncurrent liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2014 (amounts that have been discounted are reflected as such on the table above).

(2)
Pension and other post-retirement benefit obligations are not included in the table above. The Company expects that cumulative contributions to its pension plans will total approximately $104.2 million from fiscal 2015 to fiscal 2019, including $22.4 million in fiscal 2015. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $8.1 million from fiscal 2015 to fiscal 2019, including $1.7 million in fiscal 2015. See Note 10 to the Consolidated Financial Statements.

Liabilities subject to compromise are not included in the table above. See Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without the intent to mitigate a particular risk, nor is it a party to any leveraged instruments.

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk related to volatility to which future earnings or asset and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, Italy, and Poland. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and countries in the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. In prior years the Company entered into foreign currency forward contracts to mitigate the affect of foreign currency exchange rate fluctuations on certain transactions subject to foreign currency risk. See Note 4 to the Consolidated Financial Statements.
Commodity Price Risk
Lead is the primary material used in the manufacture of lead-acid batteries, representing approximately 43.7% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. The Company occasionally enters into certain lead and non-lead commodity hedging instruments to mitigate the affect of price fluctuations in those commodities. See Note 4 to the Consolidated Financial Statements.
Interest Rate Risk
The Company is exposed to interest rate risk on its short-term borrowings and a portion of its long-term debt. The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and the DIP, under the terms of the Company’s borrowing arrangements in effect at March 31, 2014.
The Chapter 11 filing constituted an event of default on substantially all debt obligations, including the Senior Secured Notes. The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code. The Senior Secured Notes continue to accrue interest at the applicable contract rate as paid-in-kind interest, which is capitalized to the principal of the Senior Secured Notes on each interest payment date.
Variable components of interest rates based upon market rates at March 31, 2014. See Note 9 to the Consolidated Financial Statements.
The following table presents the expected debt maturities of debt not subject to compromise under the terms of the Company’s current and amended borrowing arrangements.

	2015	2016	2017	2018	2019	2020 and beyond
	(In thousands)
Other term loans	$15,533	$13,197	$10,793	$8,298	$6,052	$3,442
Fixed interest rate	3.5%	5.1%	5.2%	5.1%	4.3%	9.4%
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
Item 8. Consolidated Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements in Part IV, Item 15 - Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, together with our chief executive officer and chief financial officer, has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Report of the Audit Committee
Purpose
The Audit Committee reviews the Company's financial reporting process on behalf of the Board. The purpose, authority and responsibilities of the Audit Committee are specified in its charter, which most recently was revised in fiscal 2013, and is available on our website at http://ir.exide.com/committees.cfm.
Independent Registered Public Accounting Firm Communications
The Audit Committee discussed with the independent registered public accounting firm for fiscal 2014, KPMG LLP, matters required to be discussed pursuant to Auditing Standard No. 16 (Communications with Audit Committees), as adopted by the Public Company Accounting Oversight Board (United States), including, among other things, management judgments and accounting estimates, as well as whether there were any significant audit adjustments, any disagreements with management or any difficulties encountered in performing the audit. The Audit Committee also discussed with its independent registered public accounting firm matters relating to its independence, which discussion included a review of the firm's audit and non-audit fees, as the fees may be modified or supplemented from time to time. In connection with such discussions, the Audit

Committee received and reviewed the written disclosures and letter from its independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee met separately at least quarterly with its independent registered public accounting firm, without management present.
Internal Controls
During fiscal 2014, the Audit Committee discussed with management its assessment of the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and whether any deficiencies existed. The Audit Committee also discussed with the Company's independent registered public accounting firm its evaluation of management's assessment of our internal controls.
Review of Periodic Reports
The Audit Committee reviewed and discussed with management and the independent registered public accounting firm each of our quarterly and annual reports for fiscal 2014, including our audited Consolidated Financial Statements, which review included a discussion regarding accounting principles, practices and judgments.
Audited Consolidated Financial Statements
Based on its review of the audited Consolidated Financial Statements, as well as its discussions with management and the independent registered public accounting firm, including those discussions mentioned above related to independent registered public accounting firm communications, the Audit Committee recommended to the Board and the Board approved the inclusion of our audited Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal 2014 for filing with the SEC.
Members of the Audit Committee*
Michael P. Ressner, Chairman
Herbert F. Aspbury
Michael R. D'Appolonia
David S. Ferguson
John O'Higgins
*Mr. D'Appolonia served on the Audit Committee until June 29, 2013. Mr. Ressner was appointed to the Audit Committee, and designated Audit Committee Chairman on June 29, 2013.

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The name, age at May 31, 2014, and position of each of our executive officers and directors are presented below.

Name	Age	Position
Robert M. Caruso	51	President and Chief Executive Officer
Edgar W. Mosley, Jr.	37	Chief Restructuring Officer
Bruce Cole	51	Executive Vice President and President Industrial and Recycling Americas and Asia Pacific, EVP Strategy and Business Development
Phillip A. Damaska	59	Executive Vice President and Chief Financial Officer
Barbara A. Hatcher	59	Executive Vice President and General Counsel
Louis E. Martinez	48	Vice President, Corporate Controller, and Chief Accounting Officer
Michael Ostermann	48	Executive Vice President and President, Exide Europe
Herbert F. Aspbury	69	Director
Michael R. D'Appolonia	65	Director
David S. Ferguson	69	Director
John O'Higgins	50	Director
John P. Reilly	70	Director
Michael P. Ressner	65	Director
Carroll R. Wetzel, Jr.	70	Director
Officers
Robert M. Caruso is the Company’s President and Chief Executive Officer. Mr. Caruso is a Managing Director with Alvarez & Marsal ("A&M"). Pursuant to an agreement with the Company, A&M provided restructuring advisory services relating to our Chapter 11 proceedings. Our agreement with A&M includes fees for Mr. Caruso's services. The rate charged for Mr. Caruso's services was $825 per hour for the period May 1, 2013 through June 9, 2013, and $130,000 per month thereafter. Since Mr. Caruso is not an employee of the Company, he does not participate in any of the compensation programs or employee benefits arrangements discussed herein.
Edgar W. Mosley, Jr. is the Company’s Chief Restructuring Officer. Mr. Mosley is a Senior Director with A&M. Our agreement with A&M includes fees for Mr. Mosley's services. The rate charged for Mr. Mosley's services was was $625 per hour for the period May 1, 2013 through July 31, 2013 and $120,000 per month thereafter. Since Mr. Mosley is not an employee of the Company, he does not participate in any of the compensation programs or employee benefits arrangements discussed herein.
Bruce Cole is the Company's Executive Vice President and President, Industrial and Recycling Americas and Asia Pacific, and EVP Strategy and Business Development. Mr. Cole joined the Company in September 2000 in connection with the Company's acquisition of GNB. Mr. Cole joined GNB in 1989. Mr. Cole served as President, Transportation Americas from August 2007 to April 2011, President, Exide Americas from April 2011 to November 2011 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole has also served in a variety of roles at the Company including Vice President, Manufacturing & Engineering for Industrial Energy Americas and Vice President, Global Marketing, Industrial Energy.
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

Louis E. Martinez is the Company's Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company's Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Corporate Controller for Aegis Communications Group from 1996 through February 2000.
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
Directors
Herbert F. Aspbury has been a member of the Company's Board since August 2006. Mr. Aspbury is the former Chairman of the Board of Trustees of Villanova University, a position he held from 2008 until his retirement in December 2010. Mr. Aspbury previously served as the chair of the University's Audit and Finance Committee. He has also served as an Adjunct Professor of the Fisher Graduate School of International Business of the Monterey Institute of International Studies, and has lectured at Cornell University's joint MBA program with Queens University, Ontario. Mr. Aspbury retired from Chase Manhattan Bank in 2000 where he served in a number of capacities, most recently as the London-based Regional Executive for Europe, Africa and the Middle East. Mr. Aspbury was a member of Chase's Management Committee, and also sat on the Management Committees of Chase's predecessor banks, Manufacturers Hanover Trust Company and Chemical Bank. His overall banking career spanned 34 years, and was focused on corporate and investment banking. Mr. Aspbury is also a past director of the Royal Oak Foundation, the U.S. arm of Britain's National Trust, and served as its Chairman from 2004 through 2007. In April 2011, he joined the board of the Turks & Caicos Banking Company, a private bank which manages money for residents of the islands. Mr. Aspbury is a member of the Audit Committee, an audit committee financial expert under SEC rules and a member of the Finance and Restructuring Committee.
Michael R. D'Appolonia has been a member of the Company's Board since May 2004. Mr. D'Appolonia served as the President and Chief Executive Officer of Kinetic Systems, Inc., a global provider of process and mechanical solutions to the electronics, solar and biopharmaceutical industries from 2006 until his retirement in September 2010. From 2001 through 2005, Mr. D'Appolonia was President of Nightingale & Associates, LLC, a global management consulting firm providing financial and operational restructuring services to both publicly and privately held middle-market companies. In his consulting capacity, Mr. D'Appolonia served as an executive officer of a number of companies including Cone Mills Corporation, Moll Industries, Inc., McCulloch Corporation, Ametech, Inc., Halston Borghese, Inc. and Simmons Upholstered Furniture Inc. Mr. D'Appolonia's recent public company board of directors experience includes Westmoreland Coal Company (2008 - 2013) and The Washington Group (2001-2007). In addition to his experience with public companies, Mr. D'Appolonia previously served as a member of the board of directors of private companies including Kinetic Systems, Inc., and Reorganized Cone Mills Corporation. Mr. D'Appolonia is Chairman of the Finance and Restructuring Committee and a member of the Nominating and Corporate Governance Committee.
David S. Ferguson has been a member of the Company's Board since August 2005. Mr. Ferguson is the principal of DS Ferguson Enterprises, LLC, a retail consulting business. From September 2000 through July 2003, Mr. Ferguson served as President and Chief Executive Officer of Walmart Europe. Prior to that, he was President and Chief Executive Officer of Walmart Canada from February 1996 to September 2000. Mr. Ferguson was President and Chief Operating Officer as well as a director of Stuarts Department Stores from August 1994 through October 1995. Mr. Ferguson is a member of the board of directors of the Empire Company Limited, the parent company of Sobeys Inc., a Canadian grocery chain, a member of the Advisory Board of Emerge Scholarships, Inc., a 501(c)(3) non-profit organization that provides scholarships to women whose educations have been interrupted. Mr. Ferguson previously served on the Dean's Advisory Board of the Business School at Morehouse College, the Board of Advisors for Miller Zell, Inc., and Vice-Chairman of the board of directors of NSB Retail Systems Plc. Mr. Ferguson is the Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee.

John O'Higgins has been a member of the Company's Board since September 2010. Mr. O'Higgins is the Chief Executive of Spectris plc, a UK-headquartered company that provides analytical measurement and industrial controls for a variety of industries, and has served in that capacity since 2006. Mr. O'Higgins previously worked at Honeywell International, Inc. from 1991 to 2005, most recently as President of Asia Pacific from 2002 to 2005. Mr. O'Higgins began his career as a development engineer for Daimler Benz. Mr. O'Higgins is a member of the Audit Committee and the Nominating and Corporate Governance Committee.
John P. Reilly has been a member of the Company's Board since May 2004. Mr. Reilly is the retired Chairman, President and Chief Executive Officer of Figgie International. Mr. Reilly has more than thirty years of experience in the automotive industry, where he has served as President and CEO of a number of automotive suppliers, including Stant Corporation and Tenneco Automotive. He has also held leadership positions at the former Chrysler Corporation and Navistar, and has served as President of Brunswick Corporation. Mr. Reilly's recent public company board of directors experience includes Material Sciences Corporation (2008 - 2014) and Timken Company (2006 - present). In addition to his experience with public companies, Mr. Reilly also serves as a member of the Board of Directors of Marshfield Door Systems, Inc. Mr. Reilly serves as Chairman of the Board and a member of the Organization and Compensation Committee.
Michael P. Ressner has been a member of the Company's Board since May 2004. Mr. Ressner is a retired Nortel Networks executive who, between 1981 and 2003, served in a number of senior financial and operational management positions. Mr. Ressner was an Adjunct Professor of Applied Financial Management at North Carolina State University between 2002 and 2004. He has been an adviser within the College of Management at North Carolina State University since 2004. Mr. Ressner's recent public company board of directors experience includes Magellan Health Services, Inc. (2003 - present), Tekelec, Inc. (2006-2011), Entrust, Inc. (1999-2009), Riverstone Networks, Inc. (2003-2006) and Proxim Corporation (2003-2005). In addition to his experience with public companies, Mr. Ressner previously served on the board of Arsenal Digital Solutions. Mr. Ressner is the Chairman of the Audit Committee, an audit committee financial expert under SEC rules, and a member of the Organization and Compensation Committee.
Carroll R. Wetzel, Jr. has been a member of the Company's Board since August 2006. Mr. Wetzel served as non-executive Chairman of the Board of Directors of Safety Components International, Inc., a supplier of automotive airbag fabric and cushions and technical fabrics from 2000 to 2005. From 1988 to 1996, Mr. Wetzel served as co-head of the Merger and Acquisition Group at the Chase Manhattan Bank and previously as the head of the Mergers and Acquisitions Group at Chemical Bank. Prior to 1988, Mr. Wetzel served as a corporate finance officer at Smith Barney and at Dillon Read & Co., Inc. Mr. Wetzel's recent public company board of director experience includes PHH Corporation (2010-present), Brinks Home Security (2008-2010), Laidlaw International, Inc. (2003-2007), and Vice Chairman and lead director at Arch Wireless, Inc. (2002-2003). Mr. Wetzel also previously served as a director of Brinks Company. Mr. Wetzel is Chairman of the Organization and Compensation Committee and a member of the Finance and Restructuring Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10.0% of our common stock to file with the SEC reports regarding their ownership and changes in ownership. Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors, executive officers, and 10.0% stockholders complied during fiscal 2014 with the reporting requirements of Section 16(a), with the exception of the following: Michael Ostermann filed two Form 4s reflecting the surrender of shares to address tax obligations for grants of restricted stock units under the 2009 Stock Incentive Plan that vested on March 27, 2014 and March 29, 2014, respectively. The forms were filed on April 25, 2013, twenty-five days late and twenty-seven days late, respectively.
Director Independence
Our Corporate Governance Guidelines require that at least a majority of Board members qualify as independent under the applicable listing standards of the NASDAQ Rules and Rule 10A-3(b)(1) under the Exchange Act. Each year, the Board reviews information provided by the directors and any other relevant information and, based on this information, makes an affirmative determination as to each director's independence. After considering the NASDAQ Rules and Rule 10A-3(b)(1) under the Exchange Act, the Board determined that the following directors are independent: Messrs. Reilly, Aspbury, D'Appolonia, Ferguson, O'Higgins, Ressner, and Wetzel. James R. Bolch, who served as a director until his resignation, effective July 31, 2013, due to his employment with the Company, was not considered an independent director.
The Board has determined that all of the members of the Audit Committee, Organization and Compensation Committee, Finance and Restructuring Committee and Nominating and Corporate Governance Committee are independent within the meaning of SEC regulations, the NASDAQ Rules and our Corporate Governance Guidelines. The Board has determined that Messrs. Aspbury and Ressner are qualified as audit committee financial experts within the meaning of SEC rules, and have financial sophistication within the meaning of the NASDAQ Rules.

The Company has entered into indemnification agreements with each of its directors and executive officers that provide for defense and indemnification against any judgment or costs assessed against them in the course of their service to us, as well as for the advancement of expenses and contribution in the event of joint liability. It is uncertain whether these indemnification agreements will be assumed or rejected while the Company is subject to Chapter 11 of the Bankruptcy Code, The Company has included a description of these agreements to present a complete understanding of the independence of its Board.
In particular, the indemnification agreements provide contractual indemnification for the indemnitee that is meant to supplement the indemnification provided by our organizational documents. The indemnification agreements provide that the Company will indemnify and hold harmless each indemnitee, to the fullest extent permitted by law, against any and all expenses and losses, and any local or foreign stamp duties or taxes imposed as a result of the actual or deemed receipt of any payments under the indemnity agreement, that are paid or incurred by the indemnitee in connection with such proceeding. The Company will indemnify and hold harmless any indemnitee for all expenses paid or incurred by indemnitee in connection with each successfully resolved claim, issue or matter. The indemnification agreements further provide that the Company will not provide indemnification for any proceeding initiated or brought voluntarily by the indemnitee against the Company or its directors, officers or employees, or for any accounting of profits made from the purchase and sale by the indemnitee of the Company's securities.
The indemnification agreements also provide that the Company will advance, to the indemnitee, to the fullest extent permitted by law, any and all expenses paid or incurred by indemnitee in connection with any proceeding (whether prior to or after its final disposition), provided that the indemnitee is otherwise entitled to indemnification under the indemnification agreement.
The agreements do not permit indemnification for acts or omissions for which indemnification is not permitted under Delaware law.
Audit Committee Financial Expert
We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Ressner (Chairman), Aspbury, Ferguson, and O'Higgins. The Board of Directors has determined that Messrs. Ressner, Aspbury, Ferguson, and O'Higgins are “independent” as defined by the requirements of NASDAQ Listing Rules and that Messrs. Aspbury and Ressner qualify as “audit committee financial experts” as defined under Item 407(d)(5)(ii) of Regulation S-K.
Compensation Committee Interlocks and Insider Participation
During fiscal 2014, Messrs. Reilly, Ressner, and Wetzel each served as a member of the Organization and Compensation Committee (Mr. Pileggi served until his resignation from the Board effective May 29, 2013), none of whom:

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
There were no interlocking relationships between any of the Organization and Compensation Committee's members and the Company's executive officers during fiscal 2014.
Code of Ethics
We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We maintain a Code of Ethics and Business Conduct for directors, officers (including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions) and all of our employees (the “Code of Ethics”). We also maintain Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, Bylaws and committee charters, form the framework for our governance. Our Corporate Governance Guidelines and Code of Ethics are available on the Investor Relations page of our website http://www.exide.com. We will post on this website any amendments to the Code of Ethics or waivers of the Code of Ethics for directors and executive officers and will disclose waivers of the Code of Ethics in a Current Report on Form 8-K. Stockholders may request free printed copies of the Code of Ethics from: Exide Technologies, 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004, Attn: Corporate Secretary.
We make available free of charge on our Internet web site at http://www.exide.com, and in print to any shareholder who requests, our Code of Conduct, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, Finance and Restructuring Committee Charter, and Organization and Compensation Committee Charter. Requests for copies may be directed to the Investor Relations Department at our corporate headquarters.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
The Compensation Discussion and Analysis provides information regarding the compensation paid to our President and Chief Executive Officer, Chief Financial Officer and certain other executive officers who were the most highly compensated in fiscal 2014. These individuals, referred to collectively as “named executive officers” or “NEOs”, are identified below:

•Robert M. Caruso - President and Chief Executive Officer
•Phillip A. Damaska - Executive Vice President and Chief Financial Officer

•	Barbara A. Hatcher - Executive Vice President and General Counsel
•Edgar W. Mosley, Jr. - Chief Restructuring Officer
•Michael Ostermann - Executive Vice President and President, Exide Europe
Additionally, the Company is providing disclosure for James R. Bolch, the Company’s former President and Chief Executive Officer who resigned effective July 31, 2013.
Executive Summary
This Compensation Discussion and Analysis summarizes the Company's executive compensation programs and the decisions on compensation for our NEOs for fiscal 2014. On June 10, 2013, the Company filed a voluntary petition for relief under the Bankruptcy Code. As a result, the continued performance of the Company's obligations under all executive compensation plans and any agreements with our NEOs are subject to review under the Chapter 11 Case.
Key decisions and practices relating to compensation in fiscal 2014 were:

•	Our NEOs did not receive any merit increases in their compensation for fiscal 2014;

•	Our NEOs did not receive any payout under the fiscal 2012 Performance Share or Performance Cash Awards;

•	Our NEOs did not receive any equity grants in fiscal 2014;

•	Our NEOs did not receive the Company’s matching and safe harbor contributions to the 401(k) plan in fiscal 2014;

•
Based on the Company's performance in fiscal 2014, our NEOs will receive payments under the fiscal 2014 Annual Incentive Plan (the "2014 AIP") on or about August 15, 2014, in the amounts described below, and

•	A Key Employee Incentive Plan ("KEIP" ) was approved.
During the Chapter 11 reorganization, our primary goals were to motivate current executives to lead us through our Chapter 11 reorganization and deliver superior performance, as well as attract and motivate highly qualified executives. Prior to our Chapter 11 reorganization filing, we designed our compensation programs to reward our named executive officers for the achievement of short-term and long-term strategic and operational goals and the achievement of increased total shareholder return, while at the same time discouraging unnecessary or excessive risk-taking. Our named executive officers' total compensation is comprised of a mix of base salary, short-term cash incentives and long-term incentives (which historically included a combination of time-vested restricted stock and performance-based cash awards).
As noted in this Executive Summary and elsewhere in the CD&A, the Organization and Compensation Committee believes that the executive compensation programs appropriately align executive compensation with the Company's performance. In fiscal 2014, the Company achieved certain pre-established financial targets under the 2014 AIP and named executive officers employed by the Company will receive payments under the 2014 AIP on or about August 15, 2014. However, performance for the three-year cycle ending in fiscal 2014 under the Company's long-term incentive plan (“LTIP”) failed to meet threshold performance and no awards were earned under the fiscal 2012 performance share or performance cash awards. Consequently, total executive cash compensation was below the median pay for executives within our peer group. Our peer group companies are described under Benchmarking section of this CD&A.
The following table presents key financial performance indicators for the past three fiscal years. The Company believes that these measures are useful to investors and management in evaluating and comparing the Company's performance for different periods. Operating Income, Consolidated Free Cash Flow and earnings per share (“GAAP EPS”) were metrics upon which fiscal 2012 and 2013 short-term incentive pay for named executive officers was based. Earnings Before Interest, Taxes, Depreciation, Interest and Restructuring (“EBITDA”) and Consolidated Free Cash Flow were metrics upon which fiscal 2014 short term incentive pay for named executive officers was based.

	Fiscal 2012	Fiscal 2013	Fiscal 2014
	(In millions, except per share amounts)
Earnings Per Share (Diluted) (“GAAP EPS”)	$0.69	$(2.89)	$(2.80)
Consolidated Operating (Loss) Income	78.9	(53.4)	(9.0)
Consolidated Free Cash Flow(1)	(17.4)	(51.3)	(43.9)
Consolidated EBITDA(2)	179.3	103.9	127.4

(1)	Cash from operating activities less cash from investing activities. For fiscal 2014, the definition was amended to exclude fees and expenses for all bankruptcy-related professionals.

(2)
Earnings before interest, taxes, depreciation, amortization and restructuring, and excludes the impact of one-time events, such as non-operating gains and losses, asset impairments, up to $5.0 million of fiscal 2014 environmental remediation charges and reorganization-related expenses. Fiscal 2014 also excludes the costs of various incentive plans approved by the Bankruptcy Court (“Consolidated EBITDA”).

Our financial results are described in more detail in Part II, Item 7.
Compensation Decisions for 2014
The Compensation Committee believes that the following compensation decisions made in fiscal 2014 were appropriate in light of the Company's consolidated results and Chapter 11 status:

•	Base salary: The base salaries of our named executive officers were unchanged.

•
Short-term cash incentive: Following the Chapter 11 filing, the Board approved a revised fiscal 2014 Annual Incentive Plan that defined Consolidated and Regional EBITDA and Consolidated and Regional Free Cash Flow as the key metrics for our named executive officers' fiscal 2014 short-term cash incentive awards. The Committee determined that these metrics provide for a balanced approach to measuring annual Company performance in light of certain financial maintenance covenants in its Debtor-in-Possession (“DIP”) financing agreement. Based on the Company’s performance, awards were earned under the 2014 AIP for achievement pursuant to the Corporate and Region EBITDA metric and European Regional cash flow metric.

•
Long-term incentive: Long-term incentive compensation traditionally made up the largest portion of the compensation for each of our named executive officers and was comprised of both stock and cash-based awards, the latter of which is earned as a result of the Company's financial performance and has value that is closely linked to the Company's total shareholder return. As a result of three-year stock performance and cumulative Adjusted EBITDA (as described under the caption “Elements of Compensation - Long-Term Equity and Other Incentive Compensation”) for the period, no payment was earned for the fiscal 2012 performance stock or performance cash awards.

•
Key Employee Incentive Plan (“KEIP”): In light of the Company’s inability to provide long-term equity incentive grants during the Chapter 11 Case, the Company believes it is important to encourage management to position the Company to timely emerge from Chapter 11 as quickly as possible. The Bankruptcy Court approved the KEIP, an incentive program to maximize financial performance and successfully execute an emergence from Chapter 11.

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

•
The Company maintains a policy permitting the Company to recoup any incentive compensation paid to a named executive officer for the preceding three fiscal years that was based on Consolidated Financial Statements that require a restatement due to any act, intentional or otherwise.

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
The Committee believes that the compensation program and performance goals described herein provide appropriate incentives for the named executive officers to drive improvements in our financial performance and increase stockholder value. The Company did not conduct an annual meeting of its shareholders. Consequently, no advisory vote on fiscal 2014 was submitted to the shareholders.
Compensation Committee Activities
The Committee's responsibilities have historically included reviewing and approving the goals and objectives relevant to the compensation of our CEO and, based on the evaluation of the CEO's performance against these goals and objectives, recommending the CEO's compensation to the Board. Since our current CEO is an employee of A&M, his compensation is not set by the Committee or Board, but the fees for which the Company is charged for his services were negotiated between the Board and A&M. With the exception of the Company’s Chief Restructuring Officer, who is also an A&M employee, the Committee is also responsible for reviewing and approving the compensation for all other named executive officers and certain other key employees, overseeing the administration of our compensation and benefits plans, including both our short-term cash incentive and long-term equity incentive compensation plans, and making recommendations to the Board regarding director compensation.
The Committee's responsibilities are enumerated in full detail in the Committee's charter, which is reviewed annually. The charter, originally adopted on May 12, 2004, was most recently amended on March 27, 2013. A copy of the charter can be found under the Investor Relations page of our website: http://ir.exide.com/committees.cfm.
Role of Executive Officers in Compensation Decisions
Annually, the CEO, historically in consultation with the Executive Vice President - Human Resources and Communications (“EVP-HR”), recommends to the Committee any adjustments to compensation for named executive officers based on the CEO's assessment of each named executive officer and market data for similarly positioned executives. Materials supporting any named executive officer compensation recommendations, including, among other data, division and the corporate-level results, market survey data, peer group analysis and salary history for named executive officers are provided to the Committee for its review and consideration in consultation with the Committee's independent compensation consultant, Pearl Meyer & Partners (“PM&P”). The CEO attends the Committee's meetings to present management's recommendations. The Committee reviews with the CEO and (historically) the EVP-HR, any such recommendations, and based on these reviews and the information provided, approves or alters the proposed compensation. Historically, the CEO has not been present when the Committee reviews the CEO's compensation and the EVP-HR does not make recommendations regarding adjustments to her compensation and is not present when the Committee reviews her compensation. All final decisions regarding compensation for the CEO and compensation for named executive officers other than the CEO are ultimately made by the Board and the Committee, respectively. As noted herein, Messrs. Caruso and Mosley are employees of Alvarez & Marsal. Negotiation of the monthly fees for their services were negotiated by the Board of Directors upon their appointments to the positions of President & CEO and Chief Restructuring Officer, respectively.
Independent Compensation Consultants
The Committee engages an independent compensation consultant to provide advice and data regarding prevailing market conditions, as well as to review and make recommendations to the Committee regarding the companies included in the Company's peer group. In addition, the Committee engages its independent compensation consultant to review director compensation and recommend adjustments. In February 2011, the Committee retained PM&P as its independent compensation consultant for fiscal 2012. The Committee most recently reviewed the Company's relationship with PM&P and PM&P's retention by management to provide executive compensation advice during fiscal 2014, and concluded that PM&P is independent in providing advice and recommendations to the Committee. The fees for the independent consultant are paid directly by the Company pursuant to the Committee's charter. The Committee annually reviews the performance and retention of its independent compensation consultant and intends to continue its retention of PM&P through fiscal 2015. The independent consultant reports directly to the Committee and acts at the Committee's request.
Upon request of the Committee, the independent consultant provides peer group and market survey compensation data and related metrics. The independent consultant periodically coordinates with the Human Resources Department regarding compensation packages for proposed new named executive officers and other senior personnel, as well as providing metrics for evaluating and scaling long-term equity incentive compensation for named executive officers. The independent consultant also provides the Committee with recommendations concerning market survey data for any non-U.S. named executive officers.

In addition to the Committee’s consultant, the Company engaged Mercer to assist with the design of certain compensatory plans submitted to the Bankruptcy Court for approval. Fees paid to Mercer for these fiscal 2014 services totaled $190,184.
Philosophy Regarding Executive Compensation
The Committee is responsible for designing a compensation program that attracts, motivates and retains a strong leadership team, and that rewards named executive officers based upon achievement of the Company's short-term and long-term strategic and operational goals and the achievement of increased shareholder return, while at the same time not incentivizing or rewarding inappropriate risk-taking. The Committee’s primary goal in fiscal 2014 was to attract and motivate highly qualified executives focused on successfully steering the Company to a planned exit from Chapter 11 restructuring and delivering successful financial performance. Specific objectives of our compensation program include the following:

•	Recruit, retain, and motivate executive officers;

•	Provide total compensation that is significantly weighted toward the achievement of performance-based objectives; and

•	Align performance goals with greater stockholder value.
The Committee believes that it has designed a compensation program for the named executive officers that provides considerably greater compensation if the Company achieves superior financial performance. A core strategy of the executive compensation program is to link each named executive officer's compensation to the Company's overall performance, the performance of the named executive officer's regional business and/or functional responsibilities, as applicable, and the named executive officer's individual performance. The elements of named executive officer compensation are based, in part, on the Company's performance objectives, as well as external competitive market analysis that use a variety of sources, including the compensation market survey data compiled by the Committee's independent compensation consultant.
Historically, the Committee believes that performance-based compensation, principally in the form of long-term incentive compensation, and short-term annual cash incentive compensation, should represent approximately two-thirds of a named executive officer's total compensation. The Committee believes that performance-based compensation encourages superior performance, serves to retain key employees and better aligns executive compensation with the interests of the Company's stockholders. With the implementation of the KEIP, the Committee believes that the majority of named executive officer compensation remains tied to financial performance goals.
As a result of the Committee Company’s Chapter 11 Case, and the inability to provide traditional long-term equity compensation, named executive officer compensation in fiscal 2014 fell below the 50th percentile of its peer companies. However, the Committee may set any individual component of total compensation, above or below the 50th percentile based on performance, years of experience, current compensation, scope of responsibility when compared to similar positions, the Committee's ability to target appropriate future base salaries, and any other factors that the Committee deems appropriate.
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

Peer Group Data
The criteria for the selection of the peer group include industry, size (based on revenue, market capitalization, total assets and number of employees), business models, type of operations and complexities. During fiscal 2014, the Committee evaluated the Company's peer group and, given its status as a Chapter 11 debtor, did not make any adjustments to its peer group. The companies comprising the peer group for fiscal 2014 are listed below:

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
Elements of Compensation
As noted elsewhere herein, payments under a number of our executive compensation programs are affected by the Chapter 11 Case and cannot be made without the Bankruptcy Court’s approval. Total annual compensation is comprised of the following:

•	base salary;

•	short-term cash incentive compensation;

•	long-term cash incentive compensation; and

•	personal benefits and perquisites.
Each of these elements is further explained below.
Base Salary
The Committee adheres to the principle that base salary should represent a key component of a named executive officer's total compensation. In order to hire and retain highly qualified candidates, the Committee generally sets base salaries for named executive officers at the prevailing median base salary of similarly situated executives based on market survey data, which typically results in base salary near the 50th percentile based on market survey data. Executives assigned to foreign countries typically incur a change in their overall tax liability because most of the components of assignment compensation that are provided in addition to base salary are taxable in the home country and in the country in which they perform a substantial portion of their work. In an effort to take advantage of favorable tax treatments legally available to Mr. Ostermann, a significant portion of his base salary is allocated to certain expatriate payments. For additional detail regarding Mr. Ostermann's compensation, please see Item 11 - Summary Compensation Table.
The Committee establishes, and periodically modifies each named executive officer's base salary through an evaluation of several factors, including individual performance, current market conditions, years of experience, industry specific experience, national and local salaries for comparable positions (internally and externally), level of responsibility and the recommendations of the CEO and, historically, the EVP-HR. Each year, the Committee, based, in part, on the review of information obtained from its independent compensation consultant and the CEO's and, historically, the EVP-HR's recommendations, reviews and modifies, as it deems appropriate, the base salaries for the Company's named executive officers other than the CEO. The Committee did not approve merit increases for fiscal 2014 for any other named executive officers.

Short-Term Cash Incentive Compensation
The Committee currently targets short-term cash incentive compensation payouts at 50-60% of a named executive officer's base salary, which is at or near the 50th percentile based on market survey data. The Committee believes that any payout above the 50th percentile of market survey data should reflect exceptional performance.
2014 Annual Incentive Plan (the "2014 AIP")
On March 27, 2013, the Committee approved fiscal 2014 performance measures for awards under the amended and restated annual incentive plan. However, following the Company’s Chapter 11 filing, the Committee and Board adopted the 2014 AIP and no awards were made under the pre-petition amended and restated annual incentive plan. The 2014 AIP was approved by the Bankruptcy Court on August 15, 2013. Consistent with the prior year's AIP plan, awards to non-regional named executive officers were based on the following performance measures:

•
Consolidated corporate EBITDA ("Consolidated EBITDA"), is defined as earnings before interest, taxes, depreciation, amortization and restructuring, and excludes the impact of one-time events, such as non-operating gains and losses, asset impairments, up to $5.0 million of environmental remediation charges and reorganization-related expenses. Corporate EBITDA also excludes the costs of various incentive plans approved by the Bankruptcy Court; and

•
Consolidated corporate free cash flow (“Consolidated FCF”) defined as cash from operating activities as determined from the Consolidated Statement of Cash Flows in the audited Consolidated Financial Statements, excluding fees and expenses for all bankruptcy-related professionals.

In addition to these measures, fiscal 2014 AIP awards to the named executive officer who oversee the Company's regional operations in Europe (Mr. Ostermann) included the applicable region's EBITDA (“Regional EBITDA”) and the region's free cash flow ("Regional FCF”). Regional AIP participants have 20.0% of their incentive awards determined based on Consolidated EBITDA and 80.0% on Regional EBITDA and Regional FCF. Threshold, target and maximum goals for the various metrics were established by the Committee based on the fiscal 2014 operating plan goals consistent with the DIP Credit Agreement covenants approved by the Board and are summarized in the table below.

FISCAL 2014 AIP PERFORMANCE MEASURES

Performance Metrics
	Weight	Metric	Payout
Corporate Performance Measures	70% 30%	Consolidated EBITDA Consolidated FCF
<Threshold Performance = 0% of Target Payout
Threshold Performance = 50% of Target Payout
Target Performance = 100% of Target Payout
Max. Performance = 150% of Target Payout
Super Max. Performance = 200% of Target Payout

Region Performance Measures	50% 30% 20%	Regional EBITDA Regional FCF Consolidated EBITDA
The Committee also established a threshold Consolidated EBITDA target below which no earned fiscal 2014 AIP award would be paid.
Payments under the fiscal 2014 AIP are expected to occur on or about August 15, 2014 following the completion of the audit of the Company’s Consolidated Financial Statements. On a consolidated basis, the Company’s target Consolidated EBITDA was $140.0 million and the Company achieved $127.4 million, or 91% of the target. However Consolidated FCF fell below the threshold of $26.0 million. Payments to the named executive officers under the 2014 AIP are detailed in the table below.

FISCAL 2014 AIP PAYOUT
Named Executive Officer	Threshold	Target	Actual
Robert M. Caruso(1)	N/A	N/A	N/A
Phillip A. Damaska	$130,500	$261,000	$105,183
Barbara A. Hatcher	$96,408	$192,816	$77,705
Edgar W. Mosley, Jr.(1)	N/A	N/A	N/A
Michael Ostermann (2)(3)	$169,988	$339,977	$328,418

(1)	Messrs. Caruso and Mosley are not employees of the Company and are not eligible to participate in the AIP.

(2)
Mr. Ostermann’s division achieved Regional EBITDA of $74.6 million, which exceeded the target level of $68.7 million. His division achieved Regional FCF threshold of $(18.4) million, which was better that the threshold of $(22.3) million, but fell below the target of $(3.3) million.

(3)	Mr. Ostermann's compensation, which is paid in Euros, reflects the Euro/U.S. Dollar exchange rate of 1.38/1.00 at March 31, 2014.
The Committee believes the targets established for the named executive officers for fiscal 2014 AIP awards were appropriately challenging, requiring significant performance at both the region and corporate level, consistent with the operating plan established under the DIP Credit Agreement, and consistent with the Committee's philosophy on pay for performance.
Long-Term Equity and Other Incentive Compensation
Historically, the Committee has granted long-term equity grants under the 2009 Stock Incentive Plan (the "2009 Plan") and targeted payouts under long-term equity compensation awards for named executive officers, other than the CEO, at or near the 50th percentile based on market survey data in the fiscal year and between the 50th and 75th percentile based on market survey data for the CEO. The 2009 Plan authorizes the issuance of up to four million shares of common stock (subject to certain limitations) issuable in the form of options, restricted stock, restricted stock units (“RSUs”) and performance unit awards, the performance unit awards being payable in cash or stock. The Committee oversees the administration of the 2009 Plan.
Prior to the Chapter 11 Case, the Committee believed that long-term equity incentive compensation issued under the 2009 Plan should be a significant element of total compensation for the Company's named executive officers because the Committee believed that equity aligned management's performance with long-term stockholder value, principally through the issuance of time vested restricted stock and performance share awards. Our named executive officers did not receive an annual long-term equity grants in fiscal 2014, as the Committee determined that no new equity would be issued during the Chapter 11 Case because such equity awards would not provide sufficient value to be a useful component of total compensation. Our named executive officers did not receive any compensation in lieu of the long-term equity awards resulting in each of their total direct compensation falling significantly below median total direct compensation based on national survey data and our peer group.
Key Employee Incentive Plan
Since filing for Chapter 11, our executive compensation program has been redesigned to reward achievement of certain pre-determined financial goals and milestones in our Chapter 11 Case. On July 25, 2013, the Board adopted the KEIP, which established a cash incentive tied to successful emergence from Chapter 11 and achieving significant results based on financial metrics identical to those included in the 2014 AIP: Consolidated EBITDA and Consolidated FCF. On September 17, 2013, the Bankruptcy Court approved the KEIP.
Pursuant to the terms of the KEIP, KEIP payouts will be based on attainment of metrics consisting of 70.0% based on fixed trailing twelve month Consolidated EBITDA metric if the Chapter 11 emergence occurs on or before June 30, 2014, and a sliding scale of trailing twelve month Consolidated EBITDA if such determination date occurs after June 30, 2014 and 30.0% based on cumulative cash flows calculated from June 1, 2013 through the end of the month in which the Company emerges from Chapter 11. No KEIP payout will be made if Corporate EBITDA is less than the minimum amount provided in the DIP Credit Agreement.
KEIP target compensation recommended by the Committee and approved by the Board was based on a percentage of each named executive officer base salary as follows: Phillip A. Damaska, 116.0%; Barbara A. Hatcher 100%; and Michael Ostermann, 80.0%.

KEIP PERFORMANCE MEASURES
Performance Metrics
Weight	Metric	Payout
70% 30%	Consolidated EBITDA Consolidated FCF
Below Threshold Performance = 0% of Target Payout
Threshold Performance = 50% of Target Payout
Target Performance = 100% of Target Payout
Max. Performance = 125% of Target Payout
Super Max. Performance = 150% of Target Payout

KEIP PAYOUT TARGETS
Named Executive Officer	Threshold(1)	Target(1)	Maximum(1)	Super Maximum(1)
Robert M. Caruso(2)	N/A	N/A	N/A	N/A
Phillip A. Damaska	$252,300	$504,600	$630,750	$756,900
Barbara A. Hatcher	$192,816	$385,632	$482,040	$578,448
Edgar W. Mosley, Jr.(2)	N/A	N/A	N/A	N/A
Michael Ostermann(3)	$226,651	$453,303	$566,629	$679,954
(1)     Assumes financial targets for Consolidated EBITDA and Consolidated FCF are met.
(2)     Messrs. Caruso and Mosley are not employees of the Company and are not eligible to participate in the KEIP.
(3)     Mr. Ostermann's compensation, which is paid in Euros, reflects the Euro/U.S. Dollar exchange rate of 1.38/1.00 at March 31, 2014.
Other Awards
Prior to the Chapter 11 Case, the Committee periodically approved lump sum payments to new employees or to existing employees, including the named executive officers, upon assumption of additional responsibilities. While the Company operates in Chapter 11 lump sum payments to named executive officers require Bankruptcy Court approval and no such payments have been proposed.
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
401(k) Plan
The Company maintains an employee funded 401(k) plan under which the Company matches up to 50.0% of the employee's contributions to the 401(k) plan up to the first 6.0% of such employee's base salary, subject to the maximum contribution levels established by the Internal Revenue Service (“IRS”). The Company's matching contributions vest ratably over five years. Effective January 1, 2008, the Company amended its 401(k) plan to create a safe harbor plan for all salaried U.S. workers, as well as hourly workers not subject to collective bargaining agreements, to provide for Company contributions equal to 3.0% of the employee's annual base salary, regardless of whether the employee contributes to the 401(k) plan. As a result of the limited participation of those employees eligible to participate in the 401(k) plan, the safe harbor plan was adopted so that individuals defined as “highly compensated employees” under applicable IRS and the United States Department of Labor standards, could make the maximum individual contributions to their 401(k) accounts. The Company contributions to the safe harbor plan, which are made at the time of each bi-weekly pay period and are allocated pursuant to the employees' existing investment elections, are 100.0% vested at the time of the contribution. Effective June 1, 2013, the Company suspended the Company contribution and the safe harbor payments for all U.S. salaried workers, as well as hourly workers not subject to collective bargaining agreements. Effective April 1, 2014, the safe harbor payments for calendar 2014 were reinstated, but such payments for the January through March 2014 period will not be made until December 2014.
Other Compensation Related Agreements
Cash Balance and Pension Plans
The Company also maintains a Cash Balance Plan, under which the Company contributed to the Plan 5.0% of each U.S. employees' annual base salary. Contributions to an employee's Cash Balance Plan vest equally over five years. Based on changes to ERISA regulations, effective January 1, 2008, the Company reduced the vesting period for the Company's match to three years with 20.0% vested after the first year, 40.0% vested after two years and 100.0% vested after three years. The Company's contributions to the Cash Balance Plan were frozen as of May 15, 2006. The Committee will continue to evaluate the Cash Balance Plan based on future competitive market conditions for employee compensation. GNB Industrial, which the Company acquired in 2000, operated a pension plan. This plan is managed by the Company but additional contributions to the plan were frozen as of December 31, 2000.
Employment Agreements and Severance Arrangements
The Company currently has a formal employment agreement with Mr. Ostermann only, which establishes certain compensation terms as well as the terms of any severance arrangements. The Committee has not authorized employment agreements with any other named executive officers, but adopted the Exide Technologies Change in Control Severance Plan

(the “Severance Plan”) on February 5, 2012. For further discussion of the Severance Plan, see “Change in Control Agreements” below.
James R. Bolch Employment Agreement
Mr. Bolch served as our President and CEO pursuant to an employment agreement dated June 10, 2010. The agreement provided for Mr. Bolch's employment for a two-year period which commenced on July 26, 2010 (the “Bolch Commencement Date”). At the end of the two-year period and each anniversary thereafter, the agreement provided that the term would be automatically extended for one additional year unless either party provides ninety day advance written notice of non-renewal.
Mr. Bolch's employment agreement provided for base salary of $850,000 for the first year and $900,000 for the second year. Mr. Bolch would receive target annual short-term incentive compensation of 125.0% of base salary and an annual long-term incentive grant of 300.0% of base salary.
Mr. Bolch's employment agreement included a cash inducement of $4,213,200 for joining the Company, $1,500,000 was paid on the Bolch Commencement Date, $1,000,000 was paid on July 26, 2011 and $1,713,200 was paid on December 31, 2012, and was subject to Mr. Bolch's continued employment through such date (collectively, the "Inducement Bonus").
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
On July 25, 2013, Mr. Bolch announced his resignation from the Company effective July 31, 2013 and the Company and Mr. Bolch entered into a Transition Services and General Release Agreement (the "Transition Agreement"). Pursuant to the Transition Agreement, Mr. Bolch did not receive any severance in accordance with his employment agreement and forfeited all outstanding equity and incentive awards. He agreed to serve as a consultant to the Company from August 1, 2013 until November 29, 2013 and agreed to a general release of claims, including any rights or claims that Mr. Bolch had under his employment agreement with the Company. The Transition Agreement required the Company to pay Mr. Bolch an aggregate of $300,000 payable in four equal monthly installments of $75,000. The Company also continued to pay its portion of medical premiums through November 29, 2013 and medical benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended from time to time. The Transition Agreement was approved by the Bankruptcy Court on August 15, 2013.
Michael Ostermann Employment Agreement
Mr. Ostermann entered into an employment agreement (the “Ostermann Agreement”), with Exide Technologies GmbH on January 1, 2009, when he commenced employment as the Company's President-Transportation Europe. The Ostermann Agreement sets forth Mr. Ostermann's initial base salary of Euro 290,000, which is subject to adjustment annually. Mr. Ostermann's base salary for fiscal 2010 increased to Euro 365,000 effective March 1, 2010 upon his promotion to President of Europe which included Transportation and Industrial Divisions. The Ostermann Agreement includes terms related to the provision of sick pay, a company car, accident and death insurance policies, and annual pension plan payments. The Company also agreed to permit Mr. Ostermann to participate in the Company's long-term incentive plan and other incentive plans. The Ostermann Agreement is terminable (i) upon six months advance written notice from Exide Technologies GmbH, (ii) upon the resolution of Exide Technologies GmbH's shareholders, (iii) upon the attainment of age 65 by Mr. Ostermann, (iv) upon Mr. Ostermann's resignation, or (v) immediately, for cause or behavior-related grounds if Mr. Ostermann is subject to the provisions of the German Termination Protection Act. Upon termination of Mr. Ostermann's employment by the Company without cause, Mr. Ostermann is entitled to the payment of one full year base salary. The Ostermann Agreement includes confidentiality, non-competition and non-solicitation provisions.
The Ostermann Agreement was amended effective February 8, 2012 to clarify that any severance obligations due under the employment agreement with Exide Technologies GmbH will offset any obligations otherwise available under the Severance Plan adopted by the Board on February 5, 2012.
Change in Control Agreements
The Board adopted a Severance Plan on February 5, 2012. The Severance Plan provided named executive officers certain benefits in the event any such named executive officer's employment is terminated by the Company or a subsidiary without “Cause,” or for “Good Reason,” within two years following a “Change in Control” (as each such term is defined in the Severance Plan).
Pursuant to the terms of the Severance Plan, the Company's named executive officers would receive the following benefits: (i) any Chief Executive Officer of the Company would receive 250.0%, and other named executive officers would receive 200.0%, of the sum of such employee's annual base salary and target short-term annual incentive; (ii) acceleration of any outstanding unvested equity awards; and (iii) paid coverage under the Company's health plan for a period of 18 months. Benefits under the Plan would be subject to customary confidentiality and non-disparagement provisions, as well as a non-compete clause for a period not to exceed one year. The Company has not yet decided whether to assume or reject these agreements as part of its Chapter 11 Case.
Other Severance Arrangements
The Company's other named executive officers are generally provided severance in an amount equal to twelve months salary paid over a twelve-month period following the date of termination of employment with the Company for any reason other than a “for cause” termination. As a result of the Chapter 11 Case, named executive officers may not receive severance under the Severance Plan unless approved by the Bankruptcy Court.
Stock Ownership Guidelines
In October 2007, the Committee recommended and the Board approved stock ownership guidelines (“Ownership Guidelines”). The Ownership Guidelines were adopted, in part, to align directors and named executive officers with stockholders, by encouraging named executive officers, certain other selected members of senior management and non-employee directors to maintain a significant holding of the Company's common stock. Pursuant to the Ownership Guidelines, the CEO, other named executive officers, other selected members of senior management and non-employee Board members, are required to achieve and maintain certain levels of beneficial ownership in the Company's common stock based on a multiple of their annual base salary. The Committee consulted with its independent compensation consultant in an effort to design Ownership Guidelines consistent with those of the Company's peer group. Non-employee directors are also required to maintain stock ownership at levels based on their annual cash retainer. The Ownership Guidelines are as follows:
•Chief Executive Officer                    5 Times Annual Base Salary
•Executive Vice Presidents     3 Times Annual Base Salary
•Division Presidents                    3 Times Annual Base Salary
•Other Section 16 Officers          1.5 Times Annual Base Salary
•Non-Employee Board Members                5 Times Base Annual Cash Retainer
The Board set December 31, 2012 as the initial deadline for achieving the required stock ownership levels, and five years from the date of any individual's appointment, retention or promotion into one of the aforementioned positions. In light of the Company's Chapter 11 Case, achievement of the Stock Ownership Guidelines is no longer possible and such requirements are currently inapplicable to our directors and named executive officers.
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
The Company accounts for stock based compensation, including awards made under the 2004 Plan, in accordance with Accounting Standards Codification ("ASC") 718. In making compensation decisions, the Committee considers the impact of different forms of compensation from an accounting standpoint.
Clawbacks
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would reduce a previously paid incentive amount, the Company can recoup those improper payments from the CEO and CFO. In addition, the Company implemented a recoupment policy on March 27, 2012, in anticipation of the SEC's implementation of requirements under the Dodd-Frank Act. The Exide Technologies Incentive Compensation Recoupment Policy allows the Company to recoup any incentive compensation paid to a named executive officer for the preceding three fiscal years that was based on Consolidated Financial Statements that require a restatement due to any act, intentional or otherwise. The Company will modify the policy, as necessary, to comply with final rules implemented.

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
John P. Reilly
Michael P. Ressner

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Non-qualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Robert M. Caruso President and Chief Executive Officer	2014	$1,534,075	$—	$—	$—	$—	$—	$1,534,075
James R. Bolch Former President and Chief Executive Officer	2014	$300,000	$—	$—	$—	$—	$307,736	$607,736
	2013	$900,000	$1,713,200	$—	$—	$—	$33,765	$2,646,965
	2012	$884,264	$1,000,000	$899,010	$—	$—	$50,657	$2,833,931
Phillip A. Damaska Executive Vice President and Chief Financial Officer	2014	$435,000	$—	$—	$105,183	$355	$19,277	$559,815
	2013	$435,000	$—	$—	$—	$638	$29,736	$465,374
	2012	$409,166	$—	$197,820	$—	$1,728	$29,153	$637,867
Barbara A. Hatcher Executive Vice President and General Counsel	2014	$385,632	$—	$—	$77,705	$2,379	$17,985	$483,701
	2013	$384,396	$—	$—	$—	$10,943	$29,183	$424,522
	2012	$369,900	$—	$154,350	$—	$20,655	$28,864	$573,769
Edgar W. Mosley, Jr. Chief Restructuring Officer	2014	$1,546,750	$—	$—	$—	$—	$—	$1,546,750
Michael Ostermann Executive Vice President and President Exide Europe (2)	2014	$400,776	$—	$—	$328,418	$—	$243,938	$973,132
	2013	$373,964	$—	$—	$—	$—	$225,611	$599,575
	2012	$376,769	$—	$176,085	$—	$—	$239,224	$792,078

(1)
This column reports the base salary paid to each of our named executive officers. Mr. Caruso, a Managing Director of A&M, has served as our President and CEO since August 1, 2013. Mr. Mosley, a Senior Director of A&M has served as our Chief Restructuring Officer since August 1, 2013. Messrs. Caruso's and Mosley's services are provided pursuant to an agreement between the Company and A&M. We do not compensate Messrs. Caruso and Mosley directly. Rather, Messrs Caruso and Mosley are compensated directly by A&M. Under our agreement with A&M, in fiscal 2014, we incurred $1,534,075 for Mr. Caruso's services and $1,546,750 for Mr. Mosley's services. Mr. Caruso billed 331 hours at $825 per hour for the period May 1, 2013 through June 9, 2013 and $130,000 per month thereafter. Mr. Mosley billed 939 hours at $625 per hour for the period May 1, 2013 through July 31, 2013 and $120,000 per month thereafter. See "Compensation Discussion and Analysis - Base Salary" for a complete discussion and analysis of base salary levels.

(2)	Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.38/1.00 as of March 31, 2014, 1.28/1.00 as of March 31, 2013, and 1.33/1.00 as of March 31, 2012.

(3)	On December 31, 2012 and July 26, 2011, Mr. Bolch received cash inducement payments of $1,713,000 and $1,000,000, respectively.

(4)
The amounts reported in the “Stock Awards” column of the table above represent the grant date fair value of the stock awards, including restricted stock, RSUs and performance share awards, granted for each year calculated in accordance with ASC Topic 718. Amounts for performance share awards included in the “Stock Awards” column above reflect the most probable outcome award value at the date of grant in accordance with ASC Topic 718. If the performance share awards were computed at the highest performance levels, the following amounts would be included in the table for each named executive officer with respect to such performance share awards.

Name	Fiscal Year	Performance Share Awards at the Highest Performance Level ($)
James R. Bolch	2012	$1,273,320
Phillip A. Damaska	2012	$289,980
Barbara A. Hatcher	2012	$337,740
Michael Ostermann	2012	$273,780
Assumptions used in calculation of these amounts are included in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

(5)
The amount shown in this column represent cash incentive awards made to the NEOs under the 2014 AIP. See "Compensation Discussion and Analysis - 2014 Annual Incentive Plan" for a complete discussion of the 2014 AIP.

(6)	The fiscal 2014, 2013 and 2012 calculations are measured at March 31, 2014, March 31, 2013 and March 31, 2012, respectively. See Fiscal 2014 Pension Benefits Table.

(7)
The Company provides various forms of compensation related to expatriate assignment that may include foreign service premium, foreign assignment tax equalization, location pay, housing and utilities, leave and travel, and a goods and services allowance. In order to minimize the tax impact resulting from Mr. Ostermann's work in France, a significant portion of Mr. Ostermann's fixed salary is allocated to his expatriate benefits. These items have been broken out separately in the following table which describes each component of the “All Other Compensation” column in the Fiscal 2014 Summary Compensation Table. Additionally, Mr. Bolch received payments totaling $300,000 pursuant to a Transition Services Agreement. For further information see "Other Compensation Related Agreements - Employment and Severance Agreements" in the CD&A.

Name	Executive Relocation ($)	Automobile Reimbursement ($)	Tax Reimbursements ($)	Company Contribution to Retirement and 401(k) Plans ($)(1)	Expatriate Payments ($)(2)	Life Insurance ($)	Total ($)
James R. Bolch	$—	$4,000	$—	$1,500	$—	$2,236	$7,736
Phillip A. Damaska	$—	$11,400	$—	$4,350	$—	$3,527	$19,277
Barbara A. Hatcher	$—	$11,400	$—	$3,856	$—	$2,729	$17,985
Michael Ostermann(3)	$—	$34,757	$—	$40,470	$168,711	$—	$243,938

(1)
Mr. Ostermann's benefits in this column include $6,045 in contributions to a social insurance plan provided under common law and a payment of $34,425 to his private pension plan established pursuant to his employment agreement.

(2)
Expatriate payments made to Mr. Ostermann for his time spent in Gennevilliers, France include the following for fiscal 2014: $66,181 housing allowance for reimbursement of housing expenses; and goods and services allowance of $102,530.

(3)	The payments are paid in Euros and reflect the Euro/U.S. Dollar exchange rate of 1.38/1.00 at March 31, 2014.
See the “Compensation Discussion and Analysis - Employment Agreements and Severance Arrangements” for details regarding the Employment Agreements with Mr. Bolch and Mr. Ostermann.

FISCAL 2014 GRANTS OF PLAN-BASED AWARDS TABLE
The following table provides information regarding equity and non-equity awards granted to the named executive officers in fiscal 2014. In light of the Company’s Chapter 11 Case, no long-term equity awards were granted for fiscal 2014.

Name	Grant Date	Grant Type	Threshold	Target	Maximum	Super Maximum
Robert M. Caruso	N/A	N/A	N/A	N/A	N/A	N/A
James R. Bolch(1)		AIP	$562,500	$1,125,000	$2,250,000	N/A
Phillip A. Damaska		AIP	$130,500	$261,000	$522,000	N/A
		KEIP	$252,300	$504,600	$630,750	$756,900
Barbara A. Hatcher		AIP	$96,408	$192,816	$385,632	N/A
		KEIP	$192,816	$385,632	$482,040	$578,448
Edgar W. Mosley, Jr.	N/A	N/A	N/A	N/A	N/A	N/A
Michael Ostermann		AIP	$169,988	$339,972	$679,954	N/A
		KEIP	$226,651	$453,303	$566,629	$679,954

(1)
Mr. Bolch received an Annual Incentive Plan grant on March 27, 2013, which did not incorporate the concept of a Super Maximum payment. Any resulting award deriving from that grant was canceled upon the Company’s Chapter 11 filing. Mr. Bolch resigned from the Company prior to the Bankruptcy Court’s approval of the 2014 AIP.

See the “Compensation Discussion and Analysis - 2014 Annual Incentive Plan" and "Compensation Discussion and Analysis - Key Employee Incentive Plan" for details regarding the AIP and KEIP, respectively.

FISCAL 2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
 This table provides information on the holding of stock options, restricted stock and restricted stock units for the named executive officers as of March 31, 2014.

Name	Option Awards				Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options (Exercisable) (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date	Stock Grant Date (2)	Number of Shares Or Units of Stock That have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Number of Shares That Have Not Been Earned Under FY12 Performance Share Award (4)
Robert M. Caruso	N/A	N/A	N/A	N/A	N/A	N/A	N/A
James R. Bolch(5)					3/29/2011			19,650
Phillip A. Damaska	1/31/2005	12,000	$13.41	8/29/2015
	11/29/2005	16,000	$4.46	11/29/2015
	9/21/2006	34,900	$3.66	9/21/2016
	3/22/2007	16,795	$8.84	3/22/2017
	5/15/2008	31,310	$14.87	5/15/2018
	5/4/2009	21,948	$6.29	5/4/2019
					3/29/2011			4,475
					3/27/2012	20.934	$4,815
Barbara A. Hatcher	10/13/2004	10,500	$13.41	10/13/2014
	11/29/2005	9,954	$4.46	11/29/2015
	9/21/2006	56,100	$3.66	9/21/2016
	3/22/2007	26,991	$8.84	3/22/2017
	5/15/2008	24,153	$14.87	5/15/2018
	5/4/2009	19,753	$6.29	5/4/2019
					3/29/2011			3,475
					3/27/2012	16,334	$3,757
Edgar W. Mosley, Jr.	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Michael Ostermann	5/4/2009	24,124	$6.29	5/4/2019
					3/29/2011			4,225
					3/27/2012	18,634	$4,286

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

(2)
All stock grants listed in this column represent restricted stock, with the exception of grant of restricted stock units for Mr. Ostermann's awards. Awards vest in three equal tranches on March 27, 2013, March 27, 2014 and March 27, 2015.

(3)	The market value of unvested restricted stock is based on the $0.23 closing price of our stock on the NASDAQ Global Market on March 31, 2014.
The number of options granted is based, in part, on the theoretical value of the options. The Committee has traditionally used the Black-Scholes Valuation Model ("BSVM"). The BSVM uses a complex calculation designed to provide the theoretical value of an option at the date of grant. The BSVM calculates a probability distribution of future stock prices at a future exercise date by using an expected return equal to the risk-free rate of return. The return varies with the volatility of the security calculated as of the date of grant. Probability-weighted future payouts are then discounted back to present day dollars based on a risk-free rate of return. The parameters used in valuations include:
•Volatility: The tendency of the market price of the security underlying the option to fluctuate either up or down.
•Risk-Free Rate: The theoretical rate of return attributed to an investment with zero risk.
•Term: The expected life of a stock option held by a Company employee before exercise or cancellation.
•Grant Price: Market value of stock price on day stock option was granted.

(4)	Represents achievement of threshold values under fiscal 2012 Performance Shares that would have been earned had the Company met threshold performance levels.

(5)	Mr. Bolch forfeited any unvested shares as of the July 31, 2013 effective date of his resignation.

FISCAL 2014 OPTION EXERCISES AND STOCK VESTED TABLE
The following table provides information for the named executive officers, on (i) stock option exercises during fiscal 2014, including the number of shares acquired upon exercise and the value realized and (ii) the number of shares acquired upon the vesting of stock awards and the value realized.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(4)	Value Realized on Vesting ($)(5)
Robert M. Caruso	N/A	N/A	N/A	N/A
James R. Bolch	N/A	N/A	N/A	N/A
Phillip A. Damaska(1)	—	$—	28,371	$7,423
Barbara A. Hatcher(2)	—	$—	22,101	$5,775
Edgar W. Mosley, Jr.	N/A	N/A	N/A	N/A
Michael Ostermann(3)	—	$—	24,267	$5,581

(1)	Mr. Damaska forfeited 10,876 of the shares listed above to pay withholding tax obligations related to the vested shares.

(2)	Ms. Hatcher forfeited 8,473 of the shares listed above to pay withholding tax obligations related to the vested shares.

(3)	Mr. Ostermann forfeited 10,921 of the shares listed above to pay withholding tax obligations related to the vested shares.

(4)	All vested stock listed in this column represents restricted stock and vested, non-forfeitable restricted stock units (whether shares have been delivered or not delivered).

(5)
Values based on the closing price of our common stock on the respective exercise or vesting dates. Where the vesting date occurred on a Saturday or Sunday, value is based on the closing price on the last market date prior to the vesting date.

FISCAL 2014 PENSION BENEFITS TABLE
The table below sets forth information on the pension benefits for the named executive officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Actual Cash Balance Account ($)	Payments During Last Fiscal Year ($)
Robert M. Caruso	—	—	$—	$—	$—
James R. Bolch	—	—	$—	$—	$—
Phillip A. Damaska	Cash Balance Plan	9	$—	$21,601	$—
Barbara A. Hatcher(2)	Cash Balance Plan	13	$—	$74,201	$—
	GNB	3.33	$82,379	$—	$—
Edgar W. Mosley, Jr.	—	—	$—	$—	$—
Michael Ostermann	—	—	$—	$—	$—

(1)	Consistent with the Company's adoption of ASC Topic 715, benefits are valued based on years of service as of March 31, 2014.

(2)	Ms. Hatcher participated in a pension plan with GNB Industrial, which merged with the Company in 2000. This plan is managed by the Company but was frozen as of December 31, 2000.
See the “Compensation Discussion and Analysis - Cash Balance and Pension Plans" for details regarding the Cash Balance plan and GNB plan.

FISCAL 2014 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
The tables and narratives below describe the potential payments to each named executive officer upon termination. In accordance with SEC rules, all information described in this section is presented as if a triggering event occurred on March 31, 2014. On March 31, 2014, the Company was subject to Chapter 11 of the Bankruptcy Code, which limits the amount that would have otherwise been payable in the event of termination. The Company is disclosing amounts that would have been payable to each named executive officer assuming that the Company was not subject to the limitations under the Bankruptcy Code on March 31, 2014, which the Company believes provides a transparent disclosure of its compensation practices and philosophy. Amounts payable to our named executive officers would be significantly less under the Bankruptcy Code.

Name	Benefit	Termination w/o Cause or by employee for Good Reason	Termination w/Cause or by employee w/o Good Reason	Termination w/o Cause within 24 months after a Change in Control	Death	Disability
Robert M. Caruso	N/A	N/A	N/A	N/A	N/A	N/A
Edgar W. Mosley, Jr.	N/A	N/A	N/A	N/A	N/A	N/A
Phillip A. Damaska	Base Salary(1)	$435,000		$870,000
	AIP	$261,000		$522,000	$261,000
	KEIP	$504,600		N/A	$504,600	$504,600
	Stock Options(2)
	Restricted Shares(3)			$4,815
	Performance Unit Share Award(4)			$4,117	$4,117	$4,117
	Performance Unit Cash Award(5)			$590,000	$457,667	$457,667
	COBRA(6)			$27,841
Barbara A. Hatcher	Base Salary(1)	$385,632		$771,264
	AIP	$192,816		$385,632	$192,816
	KEIP	$257,088		N/A	$257,088	$257,088
	Stock Options(2)
	Restricted Shares(3)			$3,757
	Performance Unit Share Award(4)			$4,796	$4,796	$4,796
	Performance Unit Cash Award(5)			$459,000	$356,000	$356,000
	COBRA(6)			$24,141
Michael Ostermann	Base Salary(1)	$566,628		$1,133,256
	AIP	$339,977		$679,954	$339,977
	KEIP	$302,202		N/A	$302,202	$302,202
	Stock Options(2)
	Restricted Shares(3)			$4,286
	Performance Unit Share Award(4)			$3,887	$3,887	$3,887
	Performance Unit Cash Award(5)			$535,000	$417,667	$417,667

(1)
Upon termination without cause by the Company, Messrs. Damaska and Ostermann and Ms. Hatcher would receive one year of severance, regardless of whether they obtain employment elsewhere during such year. Upon a termination following a change in control, Messrs. Damaska and Ostermann and Ms. Hatcher would receive 200.0% of their respective annual base salary. This asumes there would be no change in severance policy after a change in control. Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.38/1.00 at March 31, 2014.

(2)
Values shown were determined by multiplying the number of “in the money” options that would vest upon termination by the difference between the exercise price and the closing price of our stock on March 31, 2014. Excludes valuation of shares otherwise exercisable at March 31, 2014.

(3)
Values based on the number of shares not vested at March 31, 2014 multiplied by the $0.23 closing price of our common stock on March 31, 2014. Excludes valuation of shares otherwise vested or non-forfeitable at March 31, 2014.

(4)
Value assumes target level is reached for performance share awards with a measurement date of March 31, 2014 and pro-rated for shares with a measurement date of March 31, 2015 multiplied by the $0.23 closing price of our common stock on March 31, 2014, except for a termination under a change in control, in which event all granted shares would be paid at assumed target level.

(5)	Value assumes that target level reached for unit cash awards with a measurement date of March 31, 2014 and pro-rated for shares with a measurement date of March 31, 2015.

(6)	Based on rates in effect as of March 31, 2014 and assumes full 18 months of COBRA eligibility.

(7)	For purposes of this table, the termination without cause assumes termination is due to job elimination.

(8)	The KEIP does not contemplate payment on a change of control.

FISCAL 2014 DIRECTOR COMPENSATION TABLE
Directors who are employees receive no additional compensation or retirement benefits for serving on the Board or its committees. In fiscal 2014, we provided the following annual compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)(1)
John P. Reilly, Chairman	$218,000
Herbert F. Aspbury	$127,750
Michael R. D'Appolonia	$122,500
David S. Ferguson	$128,500
John O'Higgins	$116,500
Dominic J. Pileggi	$19,500
Michael P. Ressner	$138,250
Carroll R. Wetzel, Jr.	$142,000

(1)	This column represents the amount of cash compensation earned by the non-employee directors for meeting fees, annual retainer, Chairman retainer and Committee Chair retainers.

(2)
The following meeting fees earned from May 1, 2013 through June 9, 2013 were determined to be pre-petition obligations of the Company and were not paid to the directors: (Mr. Aspbury--$11,000, Mr. D’Appolonia--$11,000, Mr. Ferguson--$9,000, Mr. O’Higgins--$8,000, Mr. Pileggi--$4,000, Mr. Reilly--$9,000, Mr. Ressner--$9,000, and Mr. Wetzel, $11,000).

Prior to the Chapter 11 Case, each non-employee director received an annual cash retainer of $50,000 payable prospectively in quarterly cash installments. Each non-employee director would also receive annual equity compensation of $80,000 in the form of restricted stock unit awards and each new director would receive restricted stock units valued at $50,000 that vest ratably over two years beginning with the first Annual Meeting following one year of service. Such awards would accelerate if the director is nominated but not re-elected at a stockholder meeting. The restricted stock units become non-forfeitable at the conclusion of the director's annual service, but stock certificates will not be issued until each director's retirement from the Board. As a result of the Chapter 11 filing, on July 25, 2013, the Board increased the annual cash retainer to $100,000 and discontinued the issuance of equity effective for the quarter beginning July 1, 2014. Additionally, the Chairman of the Board receives an annual retainer of $100,000, payable prospectively in quarterly installments. The Chairman of each of the Finance Committee and the Nominating and Corporate Governance Committee receives an additional annual cash retainer of $10,000. Each member of the Board also receives $1,500 for each Board or committee meeting attended in person and $1,000 for each Board or committee meeting attended telephonically.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the number of shares of the Company's common stock beneficially owned as of May 31, 2014, unless otherwise noted, of the following:
•each person whom we know beneficially owns more than five percent of our common stock;
•each of our directors and nominees for the Board;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
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
Applicable percentage ownership is based on 79,078,088 shares of common stock outstanding at June 2, 2014. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, in accordance with the rules of the SEC we included outstanding shares of common stock subject to options, warrants or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of May 31, 2014. We did not deem these shares outstanding, however, for purposes of computing the percentage ownership of any other person.

The information provided in the table below is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Officers and Directors (4)
Herbert F. Aspbury	102,926	*
Michael R. D'Appolonia	122,759	*
David S. Ferguson	118,079	*
John O'Higgins	67,852	*
John P. Reilly	128,760	*
Michael P. Ressner	116,996	*
Carroll R. Wetzel, Jr.	137,982	*
Robert M. Caruso	—	*
Phillip A. Damaska	288,180	*
Barbara A. Hatcher	270,295	*
Edgar J. Mosley, Jr.	—	*
Michael Ostermann	103,823	*
All Directors and executive officers as a group (15 persons)	1,722,485	2.29

(1)
Includes shares of our common stock that may be acquired by exercise of stock options or in connection with vesting of restricted stock units within 60 days of May 31, 2013 for directors and executive officers as follows: Mr. Aspbury, 96,132 shares; Messrs. D'Appolonia, Reilly, and Ressner, 103,917 shares each; Messrs. Ferguson and Wetzel, 101,805 shares each; Mr. O'Higgins, 67,852 shares; Mr. Damaska, 132,953 shares; Ms Hatcher, 147,451 shares; Mr. Ostermann, 24,124 shares; and all directors and executive officers as a group, 1,089,983 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to our Corporate Governance Guidelines, as well as the written Related Party Transaction Policy adopted by the Board on March 22, 2007, the Audit Committee is responsible for the review of “related person transactions” between the Company and related persons, including directors, executive officers, director nominees, 5.0% stockholders of the Company, as well as the immediate family members of each of the foregoing individuals. These related person transactions apply to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest.
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
In the first quarter of fiscal 2014, the period during which Mr. Pileggi served as a member of the Board of Directors of the Company, the Company billed to, or received from Thomas & Betts and its subsidiaries, including JT Packard, the principal assets of which were purchased by Thomas & Betts in 2010, payments in the amount of approximately $17,500 for the supply of batteries, including new battery systems and temporary battery systems, and the service of those battery systems. Mr. Pileggi, a director until May 29, 2013, was the Chairman and former Chief Executive Officer of Thomas & Betts Corporation, a subsidiary of ABB, Ltd. At the time the Company began supplying JT Packard, Mr. Pileggi was not one of the Company's directors. The Audit Committee and Board ratified and confirmed the related person transactions discussed above, and approved future supply and service to Thomas & Betts and all its consolidated subsidiaries in accordance with the Company's related party transaction policy up to a maximum amount of $10.0 million per year (above which further audit committee and board approval will be required).
See Note 19 to the Consolidated Financial Statements, which is incorporated herein by reference, for further discussion of certain relationships and related transactions.

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by KPMG LLP ("KPMG") for the audit of the Company's annual Consolidated Financial Statements and internal control over financial reporting for fiscal 2014 and 2013.

	Fiscal 2014	Fiscal 2013
Audit fees (1)	$5,543,000	$4,293,000
Tax fees	12,000	—
Total	$5,555,000	$4,293,000

(1)
Fees billed for professional services performed for the audit of our annual Consolidated Financial Statements and review of Consolidated Financial Statements, quarterly reviews, and services that are normally provided in connection with statutory regulatory filings or engagements, including incremental procedures performed due to the Chapter 11 filing. Fees billed also included an audit of our internal control over financial reporting.

All audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of KPMG LLP's independence in the conduct of its auditing functions. The Audit Committee's charter provides that individual engagements must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.
Pursuant to the Audit Committee charter, the Audit Committee must approve all audit engagement fees including other significant compensation to be paid to the independent auditor and the terms of such engagement. Additionally, the Audit Committee must pre-approve any non-audit services to be provided by the independent auditor.
PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Index to Consolidated Financial Statements

See	Index to Consolidated Financial Statements.

(b)	Exhibits Required by Item 601 of Regulation S-K

See	Index to Exhibits.

(c)	Consolidated Financial Statement Schedules

See	Index to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July , 2014.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on July , 2014.

By:	/s/ ROBERT M. CARUSO	By:	/s/ DAVID S. FERGUSON
	Robert M. Caruso President and Chief Executive Officer (principal executive officer)		David S. Ferguson Director

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ JOHN O’HIGGINS
	Phillip A. Damaska Executive Vice President and Chief Financial Officer (principal financial officer)		John O’Higgins Director

By:	/s/ LOUIS E. MARTINEZ	By:	/s/ JOHN P. REILLY
	Louis E. Martinez Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)		John P. Reilly Chairman of the Board of Directors
.
By:	/s/ HERBERT F. ASPBURY	By:	/s/ MICHAEL P. RESSNER
	Herbert F. Aspbury Director		Michael P. Ressner Director

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ CARROLL R. WETZEL, JR.
	Michael R. D’Appolonia Director		Carroll R. Wetzel, Jr. Director

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

4.1
Indenture, dated as of March 18, 2005, by and between the Company and SunTrust Bank relating to the floating rate Convertible Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 25, 2005.

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

4.5	Form of 8 5/8% Senior Secured Notes due 2018 (included as Exhibit A in Exhibit 4.5).

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

4.10
U.S. Security Agreement dated as of January 25, 2011, by and among Exide Technologies, and Wells Fargo Capital Finance, LLC, in its capacity as agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.11
U.S. General Continuing Guaranty, dated as of January 25, 2011, by Exide Technologies, in favor of Wells Fargo Capital Finance, LLC, as agent, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

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

†10.37	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009.

†10.38	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.#

†10.39	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.

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

†10.49
Amendment to Employment Agreement between Exide Technologies and James R. Bolch dated February 6, 2012, incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K (file no. 001-11263) dated February 9, 2011.

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

10.61
Superpriority Debtor-in-Possession Credit Agreement, dated as of June 9, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent.

10.62
Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 18, 2013.

†10.63
Transition Services and General Release Agreement dated July 25, 2013 by and between James R. Bolch and Exide Technologies, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

†10.64
Letter Agreement dated July 25, 2013 by and between Alvarez & Marsal North America, LLC and Exide Technologies, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

†10.65
Engagement Letter Agreement dated June 9, 2013 by and between Alvarez & Marsal North America, LLC and Exide Technologies, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2013.

†10.66	Key Employee Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 10-Q (file no. 001-11263) dated November 8, 2013.

10.67
Amendment No. 1 to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 10-Q (file no. 001-11263) dated November 8, 2013.

10.68
Amendment No. 2 to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as U.S. Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 15, 2013.

*†10.69	Key Employee Incentive Plan.

10.70
Amendment No. 3, dated as of May 28, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263), dated May 28, 2014.

10.71
Amendment No. 4, dated as of June 27, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263), dated June 30, 2014.

10.72
Amendment No. 5, dated as of June 27, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263), dated June 30, 2014.

10.73
Amendment No. 6, dated as of July 22, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263), dated July 28, 2014.

10.74
Amendment No. 7, dated as of July 25, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263), dated July 28, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Exide Technologies:

We have audited the accompanying consolidated balance sheets of Exide Technologies and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for 2014 and 2013 listed in the accompanying index. We also have audited Exide Technologies' internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Exide Technologies' management is responsible for these consolidated financial statements and consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Exide Technologies' internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exide Technologies and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for 2014 and 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Exide Technologies maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
July 31, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Exide Technologies:

In our opinion, the consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows for the year ended March 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Exide Technologies and its subsidiaries for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended March 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, GA
June 7, 2012

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Net sales	$2,855,433	$2,971,698	$3,084,650
Cost of sales	2,470,973	2,564,403	2,599,822
Gross profit	384,460	407,295	484,828
Selling and administrative expenses	365,483	389,161	395,075
Restructuring and impairments, net	27,989	71,495	10,878
Operating income (loss)	(9,012)	(53,361)	78,875
Other (income) expense, net	(5,471)	2,527	5,111
Interest expense, net	114,442	65,635	71,804
Income (loss) before reorganization items, net	(117,983)	(121,523)	1,960
Reorganization items, net	93,589	1,653	1,209
Income (loss) before income taxes	(211,572)	(123,176)	751
Income tax provision (benefit)	6,158	99,915	(55,203)
Net income (loss)	(217,730)	(223,091)	55,954
Net income (loss) attributable to noncontrolling interests	80	308	(785)
Net income (loss) attributable to Exide Technologies	$(217,810)	$(223,399)	$56,739
Earnings (loss) per share
Basic	$(2.80)	$(2.89)	$0.73
Diluted	$(2.80)	$(2.89)	$0.69
Weighted average shares
Basic	77,925	77,270	77,667
Diluted	77,925	77,270	82,081

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Net income (loss)	$(217,730)	$(223,091)	$55,954
Other comprehensive (loss) income:
Foreign currency translation adjustment	23,745	(17,359)	(22,420)
Gain (loss) on derivatives qualifying as hedges, net	—	127	(117)
Change in defined benefit liabilities, net	12,245	(13,719)	(43,050)
Total comprehensive loss	(181,740)	(254,042)	(9,633)
Comprehensive income (loss) attributable to noncontrolling interests	80	302	(339)
Comprehensive loss attributable to Exide Technologies	$(181,820)	$(254,344)	$(9,294)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,711	$104,289
Accounts receivable, net	495,447	504,795
Inventories	483,218	488,221
Prepaid expenses and other current assets	47,874	33,316
Deferred income taxes	16,339	11,470
Total current assets	1,146,589	1,142,091
Property, plant and equipment, net	576,412	558,115
Other assets:
Goodwill and intangibles, net	142,381	145,310
Deferred income taxes	116,736	107,865
Other noncurrent assets	50,670	51,049
Total other assets	309,787	304,224
Total assets	$2,032,788	$2,004,430
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings	$4,058	$22,017
Current maturities of long-term debt	288,386	60,131
Accounts payable	268,828	435,736
Accrued expenses	263,904	281,432
Deferred income taxes	4,435	8,721
Total current liabilities	829,611	808,037
Long-term debt	15,533	693,864
Noncurrent retirement obligations	166,692	233,404
Deferred income taxes	25,332	17,171
Other noncurrent liabilities	64,493	98,022
Liabilities not subject to compromise	1,101,661	1,850,498
Liabilities subject to compromise	950,643	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,083 and 79,253 shares issued and outstanding	791	793
Additional paid-in capital	1,139,850	1,139,030
Accumulated deficit	(1,157,124)	(939,312)
Accumulated other comprehensive loss	(11,449)	(47,439)
Total stockholders’ equity (deficit) attributable to Exide Technologies	(27,932)	153,072
Noncontrolling interests	8,416	860
Total stockholders’ equity (deficit)	(19,516)	153,932
Total liabilities and stockholders’ equity (deficit)	$2,032,788	$2,004,430
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Defined Benefit Plans	Derivatives Qualifying as Hedges	Cumulative Translation Adjustment	Non- controlling Interest
As of March 31, 2011	$775	$1,127,124	$(772,652)	$(26,893)	$(10)	$76,443	$1,102
Net income (loss)	—	—	56,739	—	—	—	(785)
Defined benefit plans, net of tax of $15,472	—	—	—	(43,050)	—	—	—
Translation adjustment	—	—	—	—	—	(22,866)	446
Net recognition of unrealized loss on derivatives, net of tax of $49	—	—	—	—	(117)	—	—
Common stock issuance/other	8	1,141	—	—	—	—	(205)
Stock compensation	—	5,152	—	—	—	—	—
As of March 31, 2012	$783	$1,133,417	$(715,913)	$(69,943)	$(127)	$53,577	$558
Net income (loss)	—	—	(223,399)	—	—	—	308
Defined benefit plans, net of tax of $2,436	—	—	—	(13,719)	—	—	—
Translation adjustment	—	—	—	—	—	(17,354)	(5)
Net recognition of unrealized loss on derivatives, net of tax of $49	—	—	—	—	127	—	—
Common stock issuance/other	10	(11)	—	—	—	—	(1)
Stock compensation	—	5,624	—	—	—	—	—
As of March 31, 2013	$793	$1,139,030	$(939,312)	$(83,662)	$—	$36,223	$860
Net income (loss)	—	—	(217,810)	—	—	—	80
Defined benefit plans, net of tax $788	—	—	—	12,245	—	—	—
Translation adjustment	—	—	—	—	—	23,745	—
Common stock issuance/other	(2)	(769)	(2)	—	—	—	7,476
Stock compensation	—	1,589	—	—	—	—	—
As of March 31, 2014	$791	$1,139,850	$(1,157,124)	$(71,417)	$—	$59,968	$8,416
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(217,730)	$(223,091)	$55,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	81,280	80,187	84,353
Unrealized gain on warrants	—	—	(68)
Loss on asset sales / impairments, net	2,946	60,152	3,773
Non-cash reorganization items	12,301	—	—
Deferred income taxes	(1,987)	93,178	(77,913)
Provision for doubtful accounts	1,270	1,284	1,529
Non-cash stock compensation	1,589	5,624	5,152
Amortization of deferred financing costs	25,694	4,266	4,289
Currency remeasurement (gain) loss	(4,321)	2,883	10,036
Changes in assets and liabilities
Receivables	28,665	(1,655)	(9,899)
Inventories	22,057	(33,644)	20,025
Other current assets	(17,285)	(2,144)	866
Payables	(110,043)	57,375	(9,099)
Accrued expenses	48,643	12,812	13,131
Other noncurrent liabilities	(23,003)	(26,193)	(25,236)
Other, net	(4,687)	(3,017)	14,875
Net cash provided by (used in) operating activities	(154,611)	28,017	91,768
Cash Flows From Investing Activities:
Capital expenditures	(81,769)	(101,501)	(109,836)
Insurance proceeds	4,432	3,290	—
Proceeds from asset sales	5,176	18,965	635
Net cash used in investing activities	(72,161)	(79,246)	(109,201)
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(16,000)	2,965	12,408
Increase in other debt	269,664	—	5,409
Financing fees and other	(30,542)	(1,505)	(544)
Net cash provided by financing activities	223,122	1,460	17,273
Effect of exchange rate changes on cash and cash equivalents	3,072	(1,310)	(5,835)
Net decrease in cash and cash equivalents	(578)	(51,079)	(5,995)
Cash and cash equivalents, beginning of period	104,289	155,368	161,363
Cash and cash equivalents, end of period	$103,711	$104,289	$155,368

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$27,912	$68,872	$69,194
Income taxes (net of refunds)	10,169	10,452	23,907
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

(1) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as "Exide" or the "Company") and all of its majority-owned subsidiaries. Unless otherwise indicated or unless the context otherwise requires, references to "fiscal year" refer to the period ended March 31 of that year (e.g. "fiscal 2014" refers to the period beginning April 1, 2013 and ending March 31, 2014).
On June 10, 2013, Exide Technologies filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware under the caption In re Exide Technologies, case number 13-11482. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 Case, continue to operate their businesses without supervision from the Bankruptcy Court, and are not subject to the requirements of the Bankruptcy Code.
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. Factors leading to the reorganization included the Company's significant debt burden, the adverse impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, the unplanned production shut down of one of the Company's facilities, and higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely affecting the Company's financial condition and its ability to make debt payments coming due. Downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further affecting the Company's liquidity.
Exide is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession, Exide is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
Exide received Bankruptcy Court approval for, among other things, access to a $500.0 million debtor-in-possession financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
The DIP Credit Agreement is used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements, and other general corporate purposes. The DIP Credit Facility contains certain financial covenants. Failure to maintain compliance with these covenants would result in an event of default which would restrict the availability of funds necessary to maintain the Company's operations and assist in funding the Company's reorganization plans.
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and, as a result, the Company's Senior Secured Notes and Convertible Notes have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.
On August 9, 2013, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. The schedules and statements of financial affairs are subject to further amendment or modification. On September 13, 2013, the Bankruptcy Court entered an order which, among other things, established October 31, 2013, as the general bar date for filing claims and December 9, 2013 as the bar date for claims by certain governmental authorities. The claims bar date order was supplemented by a further order on October 24, 2013 extending the bar date to January 31, 2014 solely with respect to personal injury claims related to the Company's secondary lead recycling facility in Vernon, California. As the distribution to holders of allowed claims will likely be addressed by a plan of reorganization that has not yet been filed, the amount of distribution with respect to allowed claims is not presently ascertainable.
At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. In addition, the Company's common stock has been delisted from trading on the Nasdaq Stock Market ("NASDAQ"). Further, it is also expected that the Company's Senior Secured Notes and Convertible Notes will suffer substantial impairment.
The Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Agreement, the ability of the Company to generate cash flows from operations, and where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible assets sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the Consolidated Financial Statements. Given this uncertainty there is substantial doubt about our ability to continue as a going concern.
The Consolidated Financial Statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.
Reorganization Costs:
Reorganization items included in the Consolidated Financial Statements included costs directly related to the Chapter 11 proceedings, as follows:

For the Twelve Months Ended
March 31, 2014
(In thousands)
Professional fees	$77,889
Write off debt financing costs/other	12,301
Other direct costs	3,399
$93,589
Liabilities Subject To Compromise:
The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments which may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Such future adjustments will likely be material. Liabilities subject to compromise include the following:

March 31, 2014
(In thousands)
Debt	$788,376
Accrued interest	10,515
Accounts payable	72,275
Retirement obligations	52,864
Restructuring reserve	7,274
Other accrued liabilities	19,339
$950,643
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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Exide Technologies and all of its majority owned subsidiaries in which it exercises control. Investments in affiliates of less than a 20.0% interest are generally accounted for by the cost method. Investments in 20.0% to 50.0% owned companies are generally accounted for by the equity method. All significant intercompany transactions have been eliminated.
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
Nature of Operations
The Company is one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial energy applications in the world. The Company manufactures industrial and transportation batteries in the Americas, Europe, India, and Australia. The Company’s transportation batteries include starting, lighting and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The Company markets its transportation batteries to a broad range of retailers and distributors of replacement batteries and automotive OEM.
The Company’s industrial batteries consist of Motive Power batteries, such as those used in forklift trucks and other electric vehicles, and Network Power batteries used for back-up power applications, such as those used for telecommunication systems.
The Company has four reportable business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 21 to the Consolidated Financial Statements.
Major Customers and Concentration of Credit
The Company has a number of major end-user customers, retail and OEM, both in the Americas and Europe. No single customer accounted for more than 10.0% of consolidated net sales during any of the fiscal years presented.
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
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectibility. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible. The Company’s accounts receivable balance at March 31, 2014 and 2013 reflects an allowance for doubtful accounts of $19.5 million and $20.1 million, respectively.
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
Net Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s floating rate Convertible Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net income (loss) of the after-tax interest recognized during the period on the convertible debt.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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
(3) DEBTOR'S FINANCIAL STATEMENTS
The financial statements reflect the results of operations, financial position, and cash flows of the Debtor only, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which were eliminated in the Consolidated Financial Statements.
Debtor's Statements of Operations

For the Twelve Months Ended
March 31, 2014
(In thousands)
Net sales	$1,125,058
Cost of sales	978,061
Gross profit	146,997
Selling and administrative expenses	153,999
Restructuring and impairments, net	16,745
Operating loss	(23,747)
Other income, net	(25,509)
Loss in net earnings of subsidiaries	29,770
Interest expense, net	97,864
Loss before reorganization items	(125,872)
Reorganization items	91,769
Loss before income taxes	(217,641)
Income tax provision	169
Net loss attributable to Debtor	$(217,810)

Debtor's Balance Sheet

March 31, 2014
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,349
Accounts receivable, net	133,384
Non-Debtor receivables	40,550
Inventories	196,129
Prepaid expenses and other current assets	37,594
Total current assets	425,006
Property, plant and equipment, net	228,297
Other assets:
Investments in non-Debtor subsidiaries	400,048
Non-Debtor loans	240,505
Other noncurrent assets	84,734
Total other assets	725,287
Total assets	$1,378,590
LIABILITIES AND DEBTOR'S EQUITY
Current liabilities:
Current maturities of long-term debt	$284,625
Accounts payable and accrued expenses	110,812
Total current liabilities	395,437
Other noncurrent liabilities	60,442
Liabilities not subject to compromise	455,879
Liabilities subject to compromise	950,643
DEBTOR'S EQUITY

Total Debtor's equity	(27,932)
Total liabilities and Debtor's equity	$1,378,590

Debtor's Statements of Cash Flows

For the Twelve Months Ended
March 31, 2014
(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(216,095)
Cash Flows From Investing Activities:
Capital expenditures	(38,374)
Proceeds from asset sales	169
Net cash used in investing activities	(38,205)
Cash Flows From Financing Activities:
Increase in debt	275,000
Financing fees and other	(29,770)
Net cash provided by financing activities	245,230
Net decrease in cash and cash equivalents	(9,070)
Cash and cash equivalents, beginning of period	26,419
Cash and cash equivalents, end of period	$17,349
(4) ACCOUNTING FOR DERIVATIVES
The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.
The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive (loss) income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving changes in fair value or cash flows that offset the fair value / cash flow changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value or cash flows that are not offset by fair value / cash flow changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

	Balance Sheet	March 31, 2014	March 31, 2013
		(In thousands)
Asset Derivatives:
Commodity swaps / forwards	Current assets	$—	$141
Liability Derivatives:
Commodity swaps / forwards	Current liabilities	1,709	—
Foreign exchange forwards	Current liabilities	—	25

		For the Twelve Months Ended
		March 31, 2014	March 31, 2013	March 31, 2012
		(In thousands)
Foreign Exchange Forwards	Other income, net
(Gain) / loss		$(25)	$(2,652)	$(6,051)
Commodity Swaps / Forwards
(Gain) / loss	Cost of sales	1,587	1,302	3,970
Interest Rate Swap
(Gain) / loss	Interest expense, net	(94)	(2,053)	(1,820)

(5) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangibles, net consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of March 31, 2014
Gross amount	$916	$61,532	$13,996	$107,993	$26,030	$210,467
Accumulated amortization	—	—	(10,961)	(44,349)	(12,776)	(68,086)
	$916	$61,532	$3,035	$63,644	$13,254	$142,381

As of March 31, 2013
Gross amount	$1,014	$60,105	$13,671	$104,534	$25,411	$204,735
Accumulated amortization	—	—	(9,627)	(38,591)	(11,207)	(59,425)
	$1,014	$60,105	$4,044	$65,943	$14,204	$145,310

Amortization of intangible assets for fiscal year 2014, 2013, and 2012 was $6.8 million, $6.9 million, and $8.2 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.4 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.
(6) INVENTORIES
Inventories, valued using the FIFO method, consist of:

	March 31, 2014	March 31, 2013
	(In thousands)
Raw materials	$94,694	$89,925
Work-in-process	115,731	106,194
Finished goods	272,793	292,102
	$483,218	$488,221
(7) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of:

	March 31, 2014	March 31, 2013
	(In thousands)
Land	$54,725	$55,443
Buildings and improvements	255,034	253,960
Machinery and equipment	816,889	802,414
Construction in progress	53,455	59,176
	1,180,103	1,170,993
Accumulated depreciation	(603,691)	(612,878)
Property, plant and equipment, net	$576,412	$558,115
Depreciation expense was $73.0 million, $71.8 million, and $74.1 million, for fiscal 2014, 2013, and 2012, respectively.
(8) OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	March 31, 2014	March 31, 2013
	(In thousands)
Deposits (1)	$4,040	$3,885
Deferred financing costs	14,773	16,080
Investment in affiliates	549	1,877
Capitalized software, net	3,864	3,993
Loan to affiliate	—	1,005
Retirement plans	14,941	17,655
Other	12,503	6,554
	$50,670	$51,049

(1)
Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(9) DEBT
At March 31, 2014 and 2013, short-term borrowings of $4.1 million and $22.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 7.1% and 5.5% at March 31, 2014 and 2013, respectively.

Total long-term debt at March 31, 2014 and 2013 consisted of the following:

	March 31, 2014	March 31, 2013
	(In thousands)
DIP credit facility	$284,625	$—
8 5/8% senior secured notes due 2018 (1)	—	675,000
Floating rate convertible senior subordinated notes due 2013 (1)	—	55,750
Other, including capital lease obligations (see Note 13) and other loans at interest rates averaging approximately 6.2% due in installments through 2019	19,294	20,457
	303,919	751,207
Fair value adjustments on hedged debt	—	2,788
	303,919	753,995
Current maturities	(288,386)	(60,131)
Total long-term debt	$15,533	$693,864

(1)
The pre-petition debt of the Debtor was reclassified to liabilities subject to compromise. Refer to Note 1 to the Consolidated Financial Statements for additional information on the Chapter 11 proceedings.

Total debt, including short-term borrowings, at March 31, 2014 and 2013 was $308.0 million, excluding amounts included in liabilities subject to compromise, and $776.0 million, respectively.
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
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of "Total Adjusted Operating Cash Flow" to exclude the effect of Frisco Escrow Account receipts from "Total Adjusted Operating Cash Flow."
Effective May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to Euro 100.0 million from Euro 75.0 million and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
Effective June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminating the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.
Also, effective on June 27, 2014, the Company entered into the fifth amendment to the DIP Credit Agreement, which, among other things, extended to August 15, 2014 the date by which the Company is required to deliver annual audited financial statements and the related Compliance Certificate for the fiscal year of the Company ended March 31, 2014.

On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, sought to modify the DIP Credit Agreement as follows:

•
eliminate restrictions on capital expenditures, modify the definition of EBITDA and adjust the minimum EBITDA covenant to address lower anticipated future period earnings, and provide other covenant relief;

•
extend the maturity date of the loans made under the DIP Credit Agreement to December 31, 2014 ("the Extension Amendment") effective upon the satisfaction of certain conditions, including, among other things, the Company and members of the Unofficial Committee of Senior Secured Noteholders ("UNC") holding a majority in principal amount of the Company's Senior Secured Notes entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization, as that term is defined in the amended DIP Credit Agreement; and

•
provide for $60.0 million in additional term loan financing (the "Upsizing Amendment"), which will be funded pursuant to a commitment letter executed by certain members of the UNC to provide additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.

On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment.
On July 25, 2014, Exide entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur of: (i) December 31, 2014; (ii) the effective date of the Debtor plan of reorganization; and (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flows, minimum cumulative EBITDA, and minimum twelve month trailing EBITDA.
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
Annual principal payments required under the DIP Credit Agreement and other long-term debt obligations at March 31, 2014 are as follows:

2015	$288,386
2016	2,336
2017	2,404
2018	2,495
2019	2,246
2020 and beyond	6,052
Total	$303,919

(10) EMPLOYEE BENEFIT PLANS AND POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In the U.S., the Company has a non-contributory defined benefit pension plan that, while currently frozen, covers substantially all hourly and salaried employees. In Europe and ROW, the Company sponsors several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the Europe and ROW defined benefit plans are not required to be funded.
The Company also has defined contribution plans in North America and Europe and ROW with related expense of $7.2 million, $21.8 million, and $19.3 million, for fiscal 2014, 2013, and 2012, respectively. The decrease in defined contribution plan expense in fiscal 2014 compared to fiscal 2013 is primarily the result of suspending employer contributions to the Company's U.S. defined contribution plan beginning June 1, 2013.
The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.
The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2014 and 2013:

Pension Benefits:	For the Twelve Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$697,535	$686,725
Service cost	2,272	2,384
Interest cost	28,639	29,711
Actuarial loss	7,080	31,284
Plan participants’ contributions	164	221
Benefits paid	(35,021)	(35,392)
Currency translation	23,760	(13,586)
Settlements and other	(3,190)	(3,812)
Benefit obligation at end of period	$721,239	$697,535
Change in plan assets:
Fair value of plan assets at beginning of period	$497,577	$472,316
Actual return on plan assets	35,906	47,348
Employer contributions	16,589	25,400
Plan participants’ contributions	164	221
Benefits paid	(35,021)	(35,392)
Currency translation	14,006	(8,505)
Settlements and other	(1,642)	(3,811)
Fair value of plan assets at end of period	$527,579	$497,577
Reconciliation of funded status:
Benefit obligation at end of period	$721,239	$697,535
Fair value of plan assets at end of period	527,579	497,577
Funded status (under) / over	$(193,660)	$(199,958)
Amounts recognized in statement of financial position:
Noncurrent other assets	$14,941	$17,655
Accrued expenses	(9,645)	(8,340)
Noncurrent retirement obligations	(198,956)	(209,273)
Net amount recognized at end of period (1)	$(193,660)	$(199,958)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$792	$799
Net actuarial loss	107,178	108,916
Net amount recognized in accumulated other comprehensive loss	$107,970	$109,715

(1)	Amounts above are before $40.3 million reclassification to liabilities subject to compromise. See Note 1 to the Consolidated Financial Statements.

Other Post-Retirement Benefits:	For the Twelve Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$26,025	$25,153
Service cost	749	700
Interest cost	977	1,046
Actuarial loss (gain)	(4,296)	1,097
Plan participants’ contributions	214	120
Benefits paid	(1,967)	(1,859)
Currency translation	(813)	(232)
Benefit obligation at end of period	$20,889	$26,025
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	1,753	1,739
Plan participants’ contributions	214	120
Benefits paid	(1,967)	(1,859)
Fair value of plan assets at end of period	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$20,889	$26,025
Fair value of plan assets at end of period	—	—
Funded status (under) / over	$(20,889)	$(26,025)
Amounts recognized in statement of financial position:
Accrued expenses	$(1,691)	$(1,894)
Noncurrent retirement obligations	(19,198)	(24,131)
Net amount recognized at end of period (1)	$(20,889)	$(26,025)
Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$(2,460)	$(2,950)
Net actuarial loss	5,276	10,478
Net amount recognized in accumulated other comprehensive loss	$2,816	$7,528

(1)	Amounts above are before $12.5 million reclassification to liabilities subject to compromise. See Note 1 to the Consolidated Financial Statements.

	Pension		Other Post-Retirement
Disclosure Assumptions:	Benefits		Benefits
Weighted-average assumptions for:	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Discount rate	4.1%	4.2%	4.0%	4.0%
Rate of compensation increase	2.5%	2.5%	n/a	n/a

	Pension			Other Post-Retirement
Expense Assumptions:	Benefits / Expense			Benefits / Expense
Weighted-average assumptions for:	FY 2014	FY 2013	FY 2012	FY 2014	FY 2013	FY 2012
Discount rate	4.2%	4.5%	5.4%	4.3%	4.3%	5.1%
Expected return on plan assets	6.2%	6.2%	7.1%	n/a	n/a	n/a
Rate of compensation increase	2.5%	2.5%	2.6%	n/a	n/a	n/a

For fiscal year 2014 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 6.2%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.
The changes in plan assets and benefit obligations recognized in other comprehensive (loss) income at March 31, 2014 are as follows:

	Pension Benefits	Post-retirement Health and Other Benefits
	(In thousands)
Accumulated other comprehensive loss:
Net (gain) loss arising during the period	$1,545	$(4,296)
Net prior service cost during the period	(65)	490
Net loss recognized during the period	(4,657)	(673)
Exchange rate gain (loss) recognized during the period	1,432	(234)
Total	$(1,745)	$(4,713)
The following amounts are expected to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in the next fiscal year are as follows:

	Pension Benefits	Post-retirement Health and Other Benefits
	(In thousands)
Prior service cost/(credit)	$66	$(490)
Actuarial loss	3,015	346
Total	$3,081	$(144)

Net Periodic Benefit Cost
The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,272	$2,384	$2,231
Interest cost	28,639	29,711	33,076
Expected return on plan assets	(30,371)	(29,012)	(31,214)
Amortization of:
Prior service cost	65	62	88
Actuarial loss	3,125	2,019	665
Net periodic benefit cost	$3,730	$5,164	$4,846
The above excludes the impact of settlement and curtailment net (loss) gain of $(0.1) million, $(0.2) million, and $0.05 million in fiscal 2014, 2013, and 2012, respectively.

	Other Post-Retirement Benefits
	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$749	$700	$516
Interest cost	977	1,046	1,123
Amortization of:
Prior service cost	(490)	(490)	(490)
Actuarial loss	673	642	498
Net periodic benefit cost	$1,909	$1,898	$1,647
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $547.4 million, $541.6 million and $338.8 million, respectively, as of March 31, 2014 and $553.6 million, $548.0 million and $336.0 million, respectively, as of March 31, 2013.
The accumulated benefit obligation for the Company’s pension plans was $714.9 million as of March 31, 2014. Expected future benefit payments are as follows:

		Other Post-Retirement
	Pension Benefits	Gross Expected Benefit Payments
Fiscal Year	(In thousands)
2015	$43,965	$1,691
2016	39,706	1,666
2017	40,402	1,639
2018	41,631	1,595
2019	41,709	1,537
2020 to 2024	216,496	6,804
Pension Plan Investment Strategy
The Company’s pension plans are invested in a diversified portfolio of investments consisting primarily of equity and fixed income securities. The target asset allocation for the plan portfolio is based on a combination of financial, demographic, and actuarial considerations, along with the advice of the Company’s investment advisory firm. The plans’ current target allocation is a mix of approximately 40.0% equity investments and 60.0% long duration fixed-income investments. The Company believes this target allocation will be effective in achieving the plans’ long-term investment objectives of:
•protecting the plan’s funded status from volatility
•optimizing the long-term return on plan assets sufficient to accommodate current and future pension obligations
•maintaining an acceptable level of risk for each asset category
The Company utilizes a principal investment manager to actively manage the assets of its U.S. plan. Based on its underlying risk parameters, the Company has established investment guidelines for each investment manager within which they have agreed to operate. These guidelines include criteria for identifying eligible and ineligible securities as well as diversification criteria. In addition, investment managers are required to seek approval prior to making investments in certain commodity contracts, illiquid investments, or futures or options strategies, and are prohibited from engaging in certain transactions including the short selling of securities, borrowing money, or engaging in futures or options strategies for purposes of speculation or leverage.
The Company’s non-U.S. pension plans are also managed by investment managers who are appointed by the trustees of those plans. The investment strategies of those plans are similar to those of the U.S. plan, but are in some instances influenced by local laws and regulations.

The asset allocation for the Company’s pension plans by asset category are as follows:

	Percentage of Plan Assets at Year End
	March 31, 2014	March 31, 2013
Cash and cash equivalents	1.2%	1.0%
Equity securities	35.4%	40.0%
Fixed income securities	61.7%	57.0%
Other	1.7%	2.0%
Total	100.0%	100.0%
Plan Contributions
The estimated fiscal 2015 pension plan contributions are $22.4 million and other post-retirement contributions are $1.7 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.
The Company expects that cumulative contributions to its pension plans will total approximately $104.2 million from fiscal 2015 to fiscal 2019, and contributions to its other post-retirement benefit plans will total approximately $8.1 million from fiscal 2015 to fiscal 2019.
Health Care Cost Trends
Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$369	$282
Effect on the post-retirement benefit obligation	$2,232	$1,827

(11) STOCK BASED COMPENSATION PLANS
The Company accounts for stock based compensation by recognizing the cost resulting from all share-based payment transactions in the Consolidated Financial Statements. The Company uses fair value as the basis for measuring the cost of such compensation. The Company generally recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.
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
Total compensation cost related to stock compensation plans was $1.6 million, $5.6 million, and $5.2 million for fiscal 2014, 2013, and 2012, respectively. As of March 31, 2014, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $1.0 million, which is expected to be recognized in fiscal 2015. No new awards were granted in fiscal 2014.

Stock Option Awards
The Company did not issue stock options during fiscal 2014, 2013, or 2012. The following table includes information about stock options:

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Shares under option:
Outstanding at March 31, 2011	3,100	$8.02	6.0
Forfeited	(228)	9.01
Outstanding at March 31, 2012	2,872	$7.94	5.0
Forfeited	(4)	6.29
Outstanding at March 31, 2013	2,868	$7.94	4.0
Forfeited	(1,223)	7.96
Outstanding at March 31, 2014	1,645	$7.93	3.1
Vested and Exercisable at:
March 31, 2014	1,645	$7.93	3.1
March 31, 2013	2,868	$7.94	4.0
March 31, 2012	2,786	$7.99	4.9
Restricted Stock Awards
During fiscal 2013, and 2012, 0.2 million, and 1.4 million shares of restricted stock and/or restricted stock units were approved to be granted to certain eligible employees.
Restricted stock transactions are as follows:

	Number of Shares	Weighted-Average Fair Value
	(In thousands)
Outstanding (non-vested) at March 31, 2013	1,503	$4.24
Vested	(985)	$4.63
Forfeited	(137)	$3.44
Outstanding (non-vested) at March 31, 2014	381	$4.10

(12) INCOME TAXES
The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the Consolidated Financial Statements and tax bases of assets and liabilities. The components of income (loss) before income taxes, and the provision (benefit) for income taxes are as follows:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Income (loss) before income taxes:
U.S.	$(188,117)	$(131,563)	$(30,726)
Foreign	(23,455)	8,387	31,477
	$(211,572)	$(123,176)	$751
Income tax provision (benefit):
Current
U.S.	$2,279	$440	$(825)
Foreign	5,866	6,297	23,535
	8,145	6,737	22,710
Deferred
U.S.	(2,172)	87,468	(9,809)
Foreign	185	5,710	(68,104)
	(1,987)	93,178	(77,913)
Total income tax provision (benefit)	$6,158	$99,915	$(55,203)
Major differences between the federal statutory rate and the effective tax rate are as follows:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
Federal statutory rate	35.0%	35.0%	35.0%
Dividend income	—	—	(0.2)
Withholding tax	—	(2.2)	—
Change in tax rate	—	0.2	(6.7)
Change in uncertain tax positions	0.6	2.4	(312.1)
Local income tax provision (benefit)	(0.9)	(1.4)	527.0
Change in valuation allowances	(40.6)	(123.3)	(8,109.8)
Revaluation of warrants	—	—	(3.2)
Rate differences on foreign subsidiaries	4.4	10.5	(1,795.2)
Executive compensation	—	—	72.2
Thin cap disallowance	(1.0)	(0.7)	84.1
Spain tax settlement	—	—	1,787.0
Sub part F income	—	—	28.0
Other, net	(0.4)	(1.6)	343.3
Effective tax rate	(2.9)%	(81.1)%	(7,350.6)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31, 2014	March 31, 2013
Deferred tax assets:	(In thousands)
Operating loss and tax credit carryforwards	$315,217	$289,895
Compensation reserves	59,984	66,709
Environmental reserves	9,014	9,235
Sales Returns	8,159	8,281
Other	43,157	11,837
Valuation allowance	(286,931)	(242,735)
	$148,600	$143,222
Deferred tax liabilities:
Property, plant, and equipment	$(6,002)	$(11,151)
Foreign exchange	(917)	(76)
Intangible assets	(38,373)	(38,552)
	(45,292)	(49,779)
Net deferred tax assets	$103,308	$93,443
The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31, 2014	March 31, 2013
	(In thousands)
Current asset	$16,339	$11,470
Current liability	(4,435)	(8,721)
Noncurrent asset	116,736	107,865
Noncurrent liability	(25,332)	(17,171)
	$103,308	$93,443
As of March 31, 2014, the Company has net operating loss carryforwards (“NOLs”) for U.S. and state income tax purposes of $475.8 million. These loss carryforwards will expire in years 2015 through 2034. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2006 rights offering. IRC Sec. 382 places annual limits on the amount of the Company's U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million per year over the next 19 years.
At March 31, 2014, certain of the Company's foreign subsidiaries have NOLs for income tax purposes of approximately $970.4 million, of which approximately $86.2 million expire in fiscal years 2015 through 2032. The remaining NOLs are available for carryforward indefinitely.
Valuation allowances have been recognized in the U.S. and certain foreign tax jurisdictions to reduce the deferred tax assets for loss carryforwards and deductible temporary differences for which it is more likely than not that the tax benefits associated with those assets will not be realized. In other jurisdictions (primarily France and Germany), the Company's net deferred tax assets include loss carryforwards and deductible temporary differences which management believes are realizable through future taxable income. Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its Consolidated Financial Statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company's financial results in certain jurisdictions change, the continued release and establishment of related valuation allowances may occur.
During fiscal 2013, the Company determined that tax benefits from deferred tax assets relating to its United States operations are not more likely than not to be realized, and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. The establishment of the valuation allowance resulted in a non-cash income tax expense of $85.1 million. Also during fiscal 2013, the Company determined that it was not more likely than not that the tax benefits from deferred tax assets relating to some of its India and Portugal operations would be realized and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Establishment of the valuation allowance resulted in a non-cash income tax charge in India and Portugal aggregating $3.5 million.
During fiscal 2012, the Company determined that tax benefits from deferred tax assets relating to its France operations are more likely than not, and reversed the valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. Reversal of the valuation allowance resulted in a non-cash income tax benefit of $73.6 million. Also during fiscal 2012, the Company determined that it was not more likely than not that the tax benefits from deferred tax assets relating to some of its India and Portugal operations would be realized and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Establishment of the valuation allowance resulted in a non-cash income tax charge in India and Portugal aggregating $4.2 million.
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
As of March 31, 2014, the Company had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries, since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2014 and 2013, the Company had approximately $26.4 million and $58.8 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31, 2014	March 31, 2013
	(In thousands)
Beginning of year	$34,962	$41,523
Increases for income tax positions taken during current period	—	—
Increases/(decreases) for currency fluctuation on tax positions	2,218	(849)
Decreases for settlements with taxing authorities	—	(4,083)
Decreases for lapse of the applicable statute of limitations	(1,127)	(1,629)
End of year	$36,053	$34,962
The amount, if recognized, that would affect the Company's effective tax rate at March 31, 2014 and 2013 is $32.2 million and $30.9 million, respectively.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2014 and 2013, before any tax benefits, the Company had $1.0 million and $1.2 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company's effective tax rate by $0.1 million.

(13) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
On April 15, 2002, the “2002 Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “2002 Debtors”), filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the "Previous Cases" and the "2002 Bankruptcy Court"). The Debtors, along with the Official Committee of Unsecured Creditors in the Previous Cases, filed a Joint Plan of Reorganization (the “2002 Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the 2002 Plan. On May 5, 2004, the 2002 Plan went effective.
Under the 2002 Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims (the "Equity Reserve").  All distributions contemplated by the 2002 Plan have been made with the exception of 0.2 million shares that were being held in the Equity Reserve at the time the 2013 bankruptcy case was filed.
On June 17, 2004, this Court entered an order and final decree closing the 2002 Chapter 11 cases of the subsidiary debtors. Thus, the only case that remained open is that of Exide Technologies (the "Main 2002 Case").  On March 11, 2014, Exide filed a motion to close the Main 2002 Case.  On March 28, 2014, the 2002 Bankruptcy Court entered an order closing the Main 2002 Case, and the Main 2002 Case was marked as closed as of April 2, 2014.  As a result, the two claims matters that remained pending in the 2002 Main Case will be addressed in the Chapter 11 Case, including the disposition of the Equity Reserve, either in connection with any plan of reorganization or by subsequent motion.
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
On June 7, 2013, EnerSys Delaware Inc., formerly known as EnerSys, Inc. filed suit against the Company in the Court of Chancery for the State of Delaware seeking an accounting and restitution for alleged benefits received by the Company and alleged losses incurred by EnerSys allegedly as the result of the granting by the 2002 Bankruptcy Court in 2006 of an Order which allowed the Company to reject the Trademark License and use the licensed "Exide" trademark for Industrial battery products and the 2002 Bankruptcy Court's subsequent August 2010 Order vacating the 2006 Order and denying the Company's request to reject the Trademark License. On June 10, 2013, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware, and the suit filed by EnerSys Delaware Inc. was automatically stayed pursuant to Section 362(a)(1) of the Bankruptcy Code.
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

On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins, and Dominic J. Pilleggi. Lead Plaintiffs did not name Mr. Ostermann as a defendant in the Consolidated Amended Complaint. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s Senior Secured Notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants moved to dismiss all claims against them and, on December 19, 2013, Judge Wilson granted defendants' motion to dismiss in its entirety, without prejudice. Judge Wilson gave Lead Plaintiffs leave to file their Consolidated Second Amended Complaint on or before January 30, 2014. On January 30, 2014, Lead Plaintiffs filed their Consolidated Second Amended Complaint, which is nearly identical in every material respect to the Consolidated Amended Complaint. The Consolidated Second Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. On February 13, 2014, Defendants filed their Motion to Dismiss the Consolidated Second Amended Complaint. On March 31, 2014, Judge Wilson heard oral argument on Defendants’ Motion to Dismiss and took the motion under advisement. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.
The Company's Netherlands subsidiary, Exide Technologies B.V. (“BV”), received notice from the Dutch competition authorities that it was the subject of an investigation of a local trade association’s members in the traction/Motive Power batteries segment. On July 9 and July 16, 2013, the authorities conducted an on-site inspection and requested additional information and documentation, which the Company has provided. In December 2013, the Company submitted to the Dutch Competition Authority (the "ACM") a leniency application for immunity or reduction of fines that might be imposed as a result of the investigation. The Company was recently notified by the ACM of a provisional grant of leniency in respect of certain conduct and that the Company did not receive provisional leniency for certain other conduct. As required under the ACM's leniency program, the Company continues to cooperate with the Dutch authority. The ACM has not issued a statement of charges to the Company or its subsidiaries. Accordingly, the precise scope and time period at issue, as well as the final outcome of the Netherlands investigation, remains uncertain.
In connection with BV’s cooperation with the above-described investigation, the Company discovered activities also in different segments of its Industrial Energy division in Austria, Belgium and Germany that appeared to have occurred in prior years that did not conform to the Company’s internal policies. Upon discovery of these facts, the Company commenced an internal investigation led by independent outside counsel. While a majority of the activities had ceased prior to the initiation of the internal investigation, the Company promptly stopped any remaining ongoing conduct. The Company brought the matter to the attention of the appropriate competition authorities, and, in all affected jurisdictions, the Company has been cooperating with them in further information gathering. As a result of this action, the Company has been granted conditional immunity by regulators in Austria, Germany and Belgium. Additionally, the authority in Austria has decided that the actions would likely have fallen outside any applicable statute of limitations period and the authority has advised that it does not intend to pursue an investigation at this stage. The grants of immunity in Belgium and Germany, which are conditioned on factors that include the Company’s continued cooperation with authorities, should eliminate any governmental fines and penalties that could result if the reported conduct is found to violate applicable law in such jurisdictions. Should immunity be revoked, these investigations could result in significant penalties.
Further, even with the grants of conditional immunity in Austria, Germany, and Belgium, the Company might be subject to disputes with private parties concerning alleged damages that are claimed to be a result of the Company’s prior conduct. While the Company believes it would have defenses to any adverse allegations in private actions and would intend to vigorously defend itself in any such actions, litigation of this type is inherently uncertain, costly, and complex, and the Company cannot be certain that it would prevail. Accordingly, there can be no assurance that the outcome of the Netherlands investigation or any private party disputes would not have a material adverse affect on the business, financial condition, cash flows, and results of operations of the Company, despite the fact the Company has been granted conditional immunity in Austria, Germany, and Belgium, and continues to cooperate with the applicable regulatory authorities.
Environmental Matters
As a result of its multinational manufacturing, distribution, and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

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
The Company monitors and responds to inquiries from the EPA, equivalent state and local agencies and others at approximately 50 federally defined Superfund or state equivalent sites. While the ultimate outcome of the environmental matters described in this paragraph is uncertain due to several factors, including the number of other parties that may also be responsible, the scope of investigation performed at such sites and the remediation alternatives pursued by such federal and equivalent state and local agencies, the Company presently believes any liability for these matters, individually and in the aggregate, will not have a material adverse affect on the Company’s financial condition, cash flows or results of operations.
The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. In particular, the Company’s Vernon, California recycling facility is currently unable to comply with certain recently enacted regulations, and may not resume operations until the installation of certain equipment is completed in or about December 2014 should the Company decide to proceed. Additionally, proposed legislation in California would require regulatory authorities to make a final determination on the Company's application for a permanent hazardous waste permit by December 31, 2015. If such legislation is enacted, the Company is uncertain whether it would be able to obtain such permit. The ultimate outcome of the environmental matters described in this paragraph is uncertain, and the Company’s failure to timely resume operations at the Vernon plant or obtain a permanent operating permit would have a material adverse affect on the Company’s financial condition, cash flows or results of operations.
On April 12, 2013, the Company was served with a notification of violation and 60 day intent to sue regarding the Company's Vernon, California facility from the California Communities Against Toxics (CCAT). CCAT alleges the Company violated the warning requirement of the State of California's Proposition 65, the Safe Drinking Water and Toxic Enforcement Act, regarding alleged community exposure to the chemical, 1,3-butadiene. Following the Company’s Chapter 11 bankruptcy filing, CCAT submitted a Proof of Claim in the Bankruptcy Court. The matter remains pending in the Bankruptcy Court.
On May 28, 2013, the Company was served with a Notice of Intent to Sue by CCAT pursuant to the federal Resource Conservation and Recovery Act (RCRA)'s citizens suit provision at 42 USC Section 6972, alleging that the Company has created an imminent and substantial endangerment to health and the environment in and around the Company's Vernon, California facility. Following the Company’s Chapter 11 bankruptcy filing, CCAT submitted a Proof of Claim in the Bankruptcy Court. The matter remains pending in the Bankruptcy Court.
On March 26, 2014, the Company was served with a Proposition 65 notification of violation and 60 day intent to sue regarding the Vernon, California facility from Shefa LMV LLC (Shefa). Shefa alleges that Exide failed to warn the community regarding chemical exposures, and further alleges that Exide has released chemicals into a source of drinking water. The Company is evaluating the claim.
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
On October 18, 2013, the South Coast Air Quality Monitoring District ("SCAQMD") filed a petition seeking the suspension of operations at the Vernon facility for alleged violation of an SCAQMD rule and related furnace control equipment permit conditions until compliance is achieved. The Company contested the SCAQMD's petition. A hearing on the SCAQMD’s petition commenced on December 14, 2013 and continued into calendar 2014.
On April 11, 2014, as a result of the Vernon facility allegedly exceeding the SCAQMD ambient air standard for lead, the SCAQMD filed a second petition seeking an order that Exide “cease and desist” from violating air quality standards, or in the alternative, to comply with other such conditions and increments of progress which the SCAQMD Hearing Board deems appropriate.
On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon facility under continuous "negative pressure" ("Rule 1420.1"). In response, the Company initiated two separate related proceedings on February 7, 2014: (i) a Petition for Variance before the SCAQMD Hearing Board, requesting a delay of the negative pressure requirement until December 31, 2014, and (ii) a Writ of Mandamus in Superior Court of Los Angeles County, seeking to invalidate the negative pressure requirement of Rule 1420.1. Additionally, on February 21, 2014, the Company filed a request for a preliminary injunction that would temporarily suspend the April 10, 2014 deadline until such time as the Superior Court could conduct a trial on the Writ of Mandamus.
On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1.
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of the Stipulated OAs. The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon facility furnaces until it installs certain air quality control improvements required to comply with the newly-adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in or about December 2014 should the Company decide to proceed.
On January 16, 2014, the Company and unnamed individuals (“DOE Defendants”), were named as defendants in a civil lawsuit brought by the SCAQMD in the case captioned as People of the State of California, ex rel South Coast Air Quality Management District, a Public Entity v. Exide Technologies, Inc., and DOE Defendants 1 through 50. The SCAQMD alleges that the Company and the DOE Defendants failed to comply with several of the SCAQMD's rules related to operation of equipment or lead and arsenic emissions at the Company's Vernon, California lead recycling facility. The SCAQMD is seeking penalties in an amount not less than $40.0 million. The Company denies the allegations in the lawsuit and intends to vigorously defend itself against such allegations. The matter is just entering the discovery stage and the SCAQMD is amending its complaint to add additional factual allegations and causes of action, but seeks the same magnitude of penalties.
On May 22, 2014, the Federal Environmental Protection Agency (“EPA”) served a Finding and Notice of Violation (“Federal NOV”) on Exide, alleging that Exide violated air quality standards for lead at various times in 2013 and 2014; the alleged violations are duplicative of those cited by the South Coast Air Quality Management District in its penalty action. EPA seeks civil penalties for these alleged violations. An initial conference was convened with the EPA on June 30, 2014 and discussions continue regarding a resolution to the notice.
On September 24, 2013, the Company received a Notice of Enforcement issued by the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to its Frisco, Texas recycling facility’s compliance with Industrial Solid Waste and Municipal Hazardous waste requirements. The Company reasonably believes the proceeding may result in monetary sanctions to be paid to TCEQ in excess of $0.1 million.
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of March 31, 2014 and 2013, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $25.5 million and $25.9 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse affect on the Company’s financial condition, cash flows, or results of operations.
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
Guarantees
At March 31, 2014, the Company had outstanding letters of credit with a face value of $64.7 million and surety bonds with a face value of $56.0 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2014, pursuant to the terms of the agreement, was $53.8 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. March 31, 2014, bank guarantees with an aggregate face value of $12.6 million were outstanding.
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
Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

(In thousands)
Balance at March 31, 2012	$36,811
Accrual for sales returns and allowances	31,390
Settlements made (in cash or credit) and currency translation	(32,882)
Balance at March 31, 2013	$35,319
Accrual for sales returns and allowances	42,400
Settlements made (in cash or credit) and currency translation	(44,946)
Balance at March 31, 2014	$32,773
Leases
Future minimum lease payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2014, are:

Fiscal Year	Operating	Capital
	(In thousands)
2015	$21,819	$2,567
2016	14,678	775
2017	9,247	777
2018	6,432	798
2019	3,805	568
Thereafter	4,138	657
Total minimum payments	$60,119	6,142
Less—interest on capital leases		71
Total principal payable on capital leases (included in long-term debt)		$6,071
Under the Bankruptcy Code, the Debtors may assume or reject executory contracts including lease obligations, therefore, the commitments shown above may not reflect actual cash outlays in the future.
Rent expense amounted to $46.2 million, $50.6 million, and $50.5 million, for the fiscal years ended March 31, 2014, 2013, and 2012, respectively.

(14) RESTRUCTURING AND IMPAIRMENTS, NET
The Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational, sales management, and divisional leadership.
During fiscal 2014, the Company recorded restructuring charges of $25.0 million, representing $17.4 million severance and $7.6 million closure costs. These restructuring charges primarily represent consolidation efforts in the Company’s workforce of approximately 218 positions. The impairments relate to closed facilities and other asset write offs of $2.9 million.
The following summarizes restructuring reserve activity and gain on asset sales/impairments, net:

	Severance Costs	Closure Costs	Total Restructuring	Gain on Asset Sales/Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
Balance at March 31, 2011	$18,732	$4,607	$23,339
Expenses	7,858	(753)	7,105	$3,773	$10,878
Payments and currency translation	(16,189)	(507)	(16,696)
Balance at March 31, 2012	10,401	3,347	13,748
Expenses	8,451	2,892	11,343	$60,152	$71,495
Payments and currency translation	(12,802)	(2,663)	(15,465)
Balance at March 31, 2013	6,050	3,576	9,626
Expenses	17,428	7,615	25,043	$2,946	$27,989
Payments and currency translation	(15,557)	(4,477)	(20,034)
	$7,921	$6,714	$14,635
Reclassified to liabilities subject to compromise			(7,274)
Balance at March 31, 2014			$7,361
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
Restructuring and impairments, net by operating segment:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Transportation Americas	$16,451	$57,104	$2,369
Transportation Europe & ROW	4,421	8,163	4,115
Industrial Energy Americas	417	1,136	652
Industrial Energy Europe & ROW	6,321	4,613	2,301
Unallocated	379	479	1,441
Total	$27,989	$71,495	$10,878

(15) EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by diluted weighted average shares outstanding.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method).  Basic and diluted earnings (loss) per share are summarized as follows:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands, except per share amounts)
Net income (loss) attributable to Exide Technologies	$(217,810)	$(223,399)	$56,739

Basic weighted average shares outstanding	77,925	77,270	77,667
Effect of dilutive securities:
Senior Subordinated Notes	—	—	3,697
Employee stock options	—	—	292
Employee restricted stock awards (non-vested)	—	—	425
	—	—	4,414
Diluted weighted average shares outstanding	77,925	77,270	82,081

Basic earnings (loss) per share	$(2.80)	$(2.89)	$0.73

Diluted earnings (loss) per share	$(2.80)	$(2.89)	$0.69
Due to a net loss for fiscal years 2014 and 2013 certain potentially dilutive shares were excluded from the diluted earnings (loss) per share calculation because their effect would be antidilutive:

	March 31, 2014	March 31, 2013
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	1,646	2,872
Restricted stock awards (non-vested)	388	1,502
Total shares excluded	5,731	8,071
For the fiscal year ended March 31, 2014, 2013, and 2012 approximately 1.6 million, 2.9 million, and 1.8 million stock options, respectively, were excluded from the diluted earnings (loss) per share calculation because their exercise prices were greater than the average market price of the related common stock for the period, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings (loss) per share.

(16) INTEREST EXPENSE, NET
Interest income of $1.0 million, $1.0 million, and $1.5 million, is included in interest expense, net for the fiscal years ended March 31, 2014, 2013, and 2012, respectively.

(17) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Currency remeasurement loss (gain) (1)	$(4,321)	$2,883	$10,036
Gain on interest rate swap settlements	—	—	(4,578)
Other	(1,150)	(356)	(347)
Total other (income) expense, net	$(5,471)	$2,527	$5,111

(1)	The currency remeasurement gain relates primarily to intercompany loans to foreign subsidiaries denominated in the Belarus Ruble, the Euro, and the Australian dollar.

(18) FAIR VALUE MEASUREMENTS
The Company used available market information and appropriate methodologies believed to be appropriate to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is currently anticipated.
The Company’s cash and cash equivalents, accounts receivable, accounts payable, DIP Credit Facility, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2014		March 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Asset (Liability):
Senior secured notes (1)	$(734,474)	$(560,955)	$(675,000)	$(580,500)
Convertible senior subordinated notes (1)	(51,900)	(12,988)	(55,750)	(52,864)
Foreign currency forwards (2)	—	—	(25)	(25)
Commodity swap / forward (2)	(1,709)	(1,709)	141	141

(1)	Classified as liabilities subject to compromise

(2)
These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;
•Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents the Company's financial instruments that were measured at fair value at March 31, 2014 and 2013 and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014:
Asset (Liability):
Commodity swap / forward	$(1,709)	$—	$(1,709)	$—

March 31, 2013:
Asset (Liability):
Foreign currency forward	(25)	—	(25)	—
Commodity swap	141	—	141	—
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
The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 10), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2014
Cash and cash equivalents	$6,235	$6,235	$—	$—
Equity funds - U.S.-based companies	142,803	—	142,803	—
Equity funds - international-based companies	43,840	—	43,840	—
Fixed income funds	325,648	—	325,648	—
Other	9,053	—	9,053	—
Total pension assets	$527,579	$6,235	$521,344	$—
March 31, 2013
Cash and cash equivalents	$11,536	$11,536	$—	$—
Equity funds - U.S.-based companies	87,466	—	87,466	—
Equity funds - international-based companies	113,655	—	113,655	—
Fixed income funds	282,582	—	282,582	—
Other	2,338	—	2,338	—
Total pension assets	$497,577	$11,536	$486,041	$—
Cash and cash equivalents consist primarily of excess cash balances in the plans’ investment accounts, and are classified as Level 1. The fair value of the plans’ investment funds are based on net asset value, which is based on quoted market prices of the underlying assets owned by the fund (reduced by its liabilities).

(19) RELATED PARTY TRANSACTIONS
Robert M. Caruso, the Company's President and Chief Executive Officer, and Edgar W. Mosley Jr., the Company's Chief Restructuring Officer, are employed by Alvarez & Marsal North America, LLC ("Alvarez & Marsal" or "A&M") as Managing Director and Senior Director, respectively. A&M has been retained by the Company in connection with our Chapter 11 restructuring. Mr. Caruso, who has been associated with A&M since 2006, remains a Managing Director of A&M while serving as the Company's President and Chief Executive Officer. Mr. Mosley has been with A&M since 2008, and remains a Senior Director of A&M while serving as the Company's Chief Restructuring Officer. In addition, Mr. Caruso holds a minority equity interest in A&M's parent company which indirectly entitles him to a share of A&M's profits.
Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and A&M (the "Services Agreement"), the Company retained A&M in connection with it's Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Mr. Caruso and Mr. Mosley and hourly fees for the services of other temporary personnel of A&M and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Mr. Caruso and Mr. Mosley) are compensated by A&M independently pursuant to their arrangements with A&M. The Services Agreement also provides for payment of a one-time success fee to A&M as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.8 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses the Company incurred under the Services Agreement amounted to $22.6 million for the twelve months ended March 31, 2014.
The Company understands from Mr. Caruso and Mr. Mosley that they do not and will not, as applicable, directly receive a portion of the fees paid by the Company to A&M in respect of their hourly fees, the overall fee, the success fee or any other fees relating to any other aspect of the Company's engagement of A&M. However, Mr. Caruso and Mr. Mosley may be entitled to discretionary bonuses at the end of each A&M fiscal year which may, similar to other professional services firms, take into account revenues and expenses related to matters on which they have worked or managed. A&M has disclosed that the ultimate amount of Messrs. Caruso's and Mosley's compensation, which has not yet been determined, will depend on a number of factors related to, among other things, their performance as employees, their contribution to the revenue generating activities (including but not limited to the engagement for the Company) and A&M's overall financial results.

(20) SUPPLEMENTAL INFORMATION
The accumulated other comprehensive (loss) income consisted of the following:

	Defined Benefit Plans (1)	Derivatives Qualifying as Hedges (2)	Cumulative Translation Adjustment	Total
	(In thousands)
As of March 31, 2011	$(26,893)	$(10)	$76,443	$49,540
Other comprehensive (loss) income before reclassifications	(42,342)	(4,018)	(22,866)	(69,226)
Amounts reclassified from AOCI	(708)	3,901	—	3,193
Net change in other comprehensive (loss) income	(43,050)	(117)	(22,866)	(66,033)
As of March 31, 2012	$(69,943)	$(127)	$53,577	$(16,493)
Other comprehensive (loss) income before reclassifications	(11,332)	(3,276)	(17,354)	(31,962)
Amounts reclassified from AOCI	(2,387)	3,403	—	1,016
Net change in other comprehensive (loss) income	(13,719)	127	(17,354)	(30,946)
As of March 31, 2013	$(83,662)	$—	$36,223	$(47,439)
Other comprehensive (loss) income before reclassifications	15,602	—	23,745	39,347
Amounts reclassified from AOCI	(3,357)	—	—	(3,357)
Net change in other comprehensive (loss) income	12,245	—	23,745	35,990
As of March 31, 2014	$(71,417)	$—	$59,968	$(11,449)

(1)	See Note 10 for additional information on employee benefit plans.

(2)	See Note 4 for additional information on derivatives.

(21) SEGMENT INFORMATION
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
Transportation markets include OE and aftermarket batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. Industrial markets include batteries for Motive Power and Network Power applications. Motive Power batteries are used in the materials handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining and the electric road vehicles market. Network Power batteries are used for backup power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway and military applications.
The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Net sales
Transportation Americas	$760,412	$879,831	$907,838
Transportation Europe & ROW	930,036	926,978	1,014,292
Industrial Energy Americas	365,633	368,386	339,328
Industrial Energy Europe & ROW	799,352	796,503	823,192
	$2,855,433	$2,971,698	$3,084,650
Operating income (loss) by segment
Transportation Americas	$(7,739)	$(23,158)	$9,513
Transportation Europe & ROW	19,561	20,335	55,928
Industrial Energy Americas	25,185	28,266	41,657
Industrial Energy Europe & ROW	16,004	21,787	14,435
Unallocated corporate	(34,034)	(29,096)	(31,780)
	18,977	18,134	89,753
Restructuring and impairments, net	(27,989)	(71,495)	(10,878)
	$(9,012)	$(53,361)	$78,875
Depreciation & Amortization
Transportation Americas	$25,476	$28,465	$28,215
Transportation Europe & ROW	21,513	19,052	18,590
Industrial Energy Americas	11,514	10,963	11,701
Industrial Energy Europe & ROW	18,024	17,386	21,039
Unallocated corporate	4,753	4,321	4,808
	$81,280	$80,187	$84,353
Capital expenditures
Transportation Americas	$27,709	$32,105	$38,872
Transportation Europe & ROW	33,242	36,323	40,195
Industrial Energy Americas	4,128	9,313	7,392
Industrial Energy Europe & ROW	12,896	16,120	15,915
Unallocated corporate	3,794	7,640	7,462
	$81,769	$101,501	$109,836

Geographic information is as follows:

	Revenues from External Customers
	For the Twelve Months Ended
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
United States	$1,126,045	$1,248,217	$1,247,166
France	190,112	190,730	200,456
Germany	393,314	382,521	434,051
Italy	236,416	217,403	229,271
Spain	263,583	238,235	252,801
Poland	114,388	105,813	107,519
Other	531,575	588,779	613,386
Total	$2,855,433	$2,971,698	$3,084,650

	Long-Lived Assets
	March 31, 2014	March 31, 2013
	(In thousands)
United States	$228,861	$235,665
France	16,603	15,807
Germany	63,820	62,203
Italy	63,091	55,505
Spain	94,895	86,267
Poland	57,927	48,734
Other	51,215	53,934
Total	$576,412	$558,115

(22) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of the Company’s quarterly consolidated results of operations:

	Three Months Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
	(In thousands, except per share data)
Net sales	$682,242	$697,802	$759,666	$715,723
Gross profit	76,039	96,734	110,024	101,663
Operating income (loss)	(24,854)	5,439	12,027	(1,624)
Loss before income taxes	(90,913)	(36,990)	(33,133)	(50,536)
Net loss attributable to Exide Technologies	(91,133)	(40,175)	(34,692)	(51,810)
Loss per share:
Basic	$(1.17)	$(0.51)	$(0.44)	$(0.66)
Diluted	$(1.17)	$(0.51)	$(0.44)	$(0.66)

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
	(In thousands, except per share data)
Net sales	$693,438	$711,692	$804,879	$761,689
Gross profit	94,255	103,659	120,070	89,310
Operating income (loss)	1,054	6,836	4,726	(65,974)
Loss before income taxes	(14,656)	(9,880)	(11,639)	(87,001)
Net loss attributable to Exide Technologies	(106,498)	(13,878)	(15,443)	(87,580)
Loss per share:
Basic	$(1.38)	$(0.18)	$(0.20)	$(1.13)
Diluted	$(1.38)	$(0.18)	$(0.20)	$(1.13)
The three months ended March 31, 2014 included a $2.5 million out of period correction to increase cost of sales, decrease inventory, and increase net loss related to errors in the first three quarters of fiscal 2014 of $0.5 million, $0.4 million, and $1.6 million, respectively. There is no impact to cash flows. None of the out of period amounts are material to any of the related quarters.
The Company recorded $55.1 million of restructuring and impairment in the fourth quarter of fiscal 2013.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
Valuation and Qualifying Accounts
Schedule II

	Balance at Beginning of period	Additions / Adjustments Charged to Expense	Deductions/ Charge- offs	Currency Translation	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts
For the Twelve Months Ended:
March 31, 2012	$29,227	1,529	(9,039)	(1,378)	$20,339
March 31, 2013	$20,339	1,284	(928)	(592)	$20,103
March 31, 2014	$20,103	1,270	(2,324)	440	$19,489

Valuation Allowance on Deferred Tax Assets
For the Twelve Months Ended:
March 31, 2012	$239,509	4,736	(125,983)	(14,723)	$103,539
March 31, 2013	$103,539	141,655	(1,793)	(666)	$242,735
March 31, 2014	$242,735	60,588	(17,671)	1,279	$286,931