Form 10-Q
period 2014-06-30
EXIDE TECHNOLOGIES
filed 2014-08-14
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 4, 2014, 79,077,274 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net sales	$651,585	$682,242
Cost of sales	577,493	606,203
Gross profit	74,092	76,039
Selling and administrative expenses	89,628	92,169
Restructuring and impairments, net	2,682	8,724
Operating loss	(18,218)	(24,854)
Other expense, net	696	5,165
Interest expense, net	33,260	21,356
Loss before reorganization items, net	(52,174)	(51,375)
Reorganization items, net	17,604	39,538
Loss before income taxes	(69,778)	(90,913)
Income tax provision	1,605	309
Net loss	(71,383)	(91,222)
Net loss attributable to noncontrolling interests	(162)	(89)
Net loss attributable to Exide Technologies	$(71,221)	$(91,133)
Loss per share
Basic	$(0.91)	$(1.18)
Diluted	$(0.91)	$(1.18)
Weighted average shares
Basic	78,239	77,545
Diluted	78,239	77,545
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net loss	$(71,383)	$(91,222)
Other comprehensive loss:
Foreign currency translation adjustment	(109)	(519)
Change in defined benefit liabilities, net	(140)	66
Total comprehensive loss	(71,632)	(91,675)
Comprehensive loss attributable to noncontrolling interests	(162)	(89)
Comprehensive loss attributable to Exide Technologies	$(71,470)	$(91,586)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$53,597	$103,711
Accounts receivable, net	453,576	495,447
Inventories	530,895	483,218
Prepaid expenses and other current assets	52,104	47,874
Deferred income taxes	16,833	16,339
Total current assets	1,107,005	1,146,589
Property, plant and equipment, net	568,600	576,412
Other assets:
Goodwill and intangibles, net	140,680	142,381
Deferred income taxes	114,634	116,736
Other noncurrent assets	42,943	50,670
Total other assets	298,257	309,787
Total assets	$1,973,862	$2,032,788
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings	$16,539	$4,058
Current maturities of long-term debt	302,983	288,386
Accounts payable	246,892	268,828
Accrued expenses	260,464	263,904
Deferred income taxes	4,373	4,435
Total current liabilities	831,251	829,611
Long-term debt	15,608	15,533
Noncurrent retirement obligations	163,884	166,692
Deferred income taxes	24,882	25,332
Other noncurrent liabilities	63,412	64,493
Liabilities not subject to compromise	1,099,037	1,101,661
Liabilities subject to compromise	965,733	950,643
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,078 and 79,078 shares issued and outstanding	791	791
Additional paid-in capital	1,140,090	1,139,850
Accumulated deficit	(1,228,345)	(1,157,124)
Accumulated other comprehensive loss	(11,698)	(11,449)
Total stockholders’ deficit attributable to Exide Technologies	(99,162)	(27,932)
Noncontrolling interests	8,254	8,416
Total stockholders’ deficit	(90,908)	(19,516)
Total liabilities and stockholders’ deficit	$1,973,862	$2,032,788
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(71,383)	$(91,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,484	20,491
Loss (gain) on asset sales / impairments, net	(623)	23
Non-cash reorganization items	—	12,106
Deferred income taxes	685	(12,555)
Provision for doubtful accounts	687	534
Non-cash stock compensation	251	855
Amortization of deferred financing costs	8,685	2,372
Currency remeasurement loss	688	5,609
Changes in assets and liabilities:
Receivables	40,423	675
Inventories	(48,542)	6,092
Other current assets	(4,282)	(11,953)
Payables	(14,906)	(122,194)
Accrued expenses	12,004	26,672
Other noncurrent liabilities	(3,688)	1,347
Other, net	716	(4,198)
Net cash used in operating activities	(58,801)	(165,346)
Cash Flows From Investing Activities:
Capital expenditures	(23,591)	(18,930)
Proceeds from asset sales	7,102	529
Net cash used in investing activities	(16,489)	(18,401)
Cash Flows From Financing Activities:
Increase in short-term borrowings	26,995	1,043
Increase (decrease) in other debt	(299)	176,600
Financing fees and other	(1,672)	(25,628)
Net cash provided by financing activities	25,024	152,015
Effect of exchange rate changes on cash and cash equivalents	152	(802)
Net decrease in cash and cash equivalents	(50,114)	(32,534)
Cash and cash equivalents, beginning of period	103,711	104,289
Cash and cash equivalents, end of period	$53,597	$71,755

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$9,773	$3,291
Income taxes (net of refunds)	2,023	4,635
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as "Exide" or the "Company") and all of its majority-owned subsidiaries. Unless otherwise indicated or unless the context otherwise requires, references to "fiscal year" refer to the period ended March 31 of that year (e.g. "fiscal 2015" refers to the period beginning April 1, 2014 and ending March 31, 2015).
On June 10, 2013 (“Petition Date”), Exide Technologies ("Debtor") filed a voluntary petition for relief (“Chapter 11 Case”)under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under the caption In re Exide Technologies, case number 13-11482. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 Case, continue to operate their businesses without supervision from the Bankruptcy Court, and are not subject to the requirements of the Bankruptcy Code.
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course. Factors leading to the reorganization included the Company's significant debt burden, the adverse impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, the unplanned production shut down of one of the Company's facilities, and higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely affecting the Company's financial condition and its ability to make debt payments coming due. Downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further impacting the Company's liquidity.
Exide is currently operating as a Debtor-in-Possession ("DIP") under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a DIP, Exide is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
Exide received Bankruptcy Court approval for, among other things, access to a $500.0 million DIP financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
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
Reorganization Costs:
Reorganization items included in the Consolidated Financial Statements included costs directly related to the Chapter 11 proceedings, as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Professional fees	$17,604	$24,033
Write off debt financing costs/other	—	12,106
Other direct costs	—	3,399
Total	$17,604	$39,538

Liabilities Subject To Compromise:
The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments which may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Such future adjustments will likely be material. Liabilities subject to compromise included the following:

	June 30, 2014	March 31, 2014
	(In thousands)
Debt	$787,702	$788,376
Accrued interest	26,352	10,515
Accounts payable	73,370	72,275
Retirement obligations	52,861	52,864
Restructuring reserve	6,785	7,274
Other accrued liabilities	18,663	19,339
Total	$965,733	$950,643
While operating as a DIP under Chapter 11 of the Bankruptcy Code, the Debtor may sell, otherwise dispose of, or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the historical Consolidated Financial Statements.
Basis of Presentation
The Consolidated Financial Statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”) or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 for further information.
The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion the accompanying Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive loss, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the Consolidated Financial Statements were issued.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update represents a new comprehensive revenue recognition model to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance will be applied with a full retrospective or modified retrospective approach. The Company will adopt this standard in the first quarter ending June 30, 2017. The Company does not expect the standard to have a material impact on the Company's consolidated financial position or results of operations.

(2) DEBTOR'S FINANCIAL STATEMENTS
The financial statements reflect the results of operations, financial position, and cash flows of the Debtor only, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which were eliminated in the Consolidated Financial Statements.
Debtor's Statements of Operations

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Net sales	$269,578	$302,284
Cost of sales	251,714	277,457
Gross profit	17,864	24,827
Selling and administrative expenses	37,009	40,507
Restructuring and impairments, net	255	7,634
Operating loss	(19,400)	(23,314)
Other (income) expense, net	1,353	(22,916)
Loss in net earnings of subsidiaries	4,236	31,316
Interest expense, net	29,066	18,147
Loss before reorganization items, net	(54,055)	(49,861)
Reorganization items, net	17,166	39,068
Loss before income taxes	(71,221)	(88,929)
Income tax provision	—	2,204
Net loss attributable to Debtor	$(71,221)	$(91,133)

Debtor's Balance Sheet

	June 30, 2014	March 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,511	$17,349
Accounts receivable, net	124,359	133,384
Non-Debtor receivables	47,704	40,550
Inventories	207,769	196,129
Prepaid expenses and other current assets	36,808	37,594
Total current assets	421,151	425,006
Property, plant and equipment, net	226,156	228,297
Other assets:
Investments in non-Debtor subsidiaries	396,052	400,048
Non-Debtor loans	222,881	240,505
Other noncurrent assets	74,305	84,734
Total other assets	693,238	725,287
Total assets	$1,340,545	$1,378,590
LIABILITIES AND DEBTOR'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$299,692	$284,625
Accounts payable and accrued expenses	115,047	110,812
Total current liabilities	414,739	395,437
Other noncurrent liabilities	59,235	60,442
Liabilities not subject to compromise	473,974	455,879
Liabilities subject to compromise	965,733	950,643
DEBTOR'S DEFICIT
Total Debtor's deficit	(99,162)	(27,932)
Total liabilities and Debtor's deficit	$1,340,545	$1,378,590

Debtor's Statements of Cash Flows

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(18,935)	$(143,029)
Cash Flows From Investing Activities:
Capital expenditures	(6,871)	(6,372)
Proceeds from asset sales	12	—
Net cash used in investing activities	(6,859)	(6,372)
Cash Flows From Financing Activities:
Increase in short-term borrowings	15,067	—
Increase (decrease) in other debt	(451)	173,329
Financing fees and other	(1,660)	(25,628)
Net cash provided by financing activities	12,956	147,701
Effect of exchange rate changes on cash and cash equivalents	—	(35)
Net decrease in cash and cash equivalents	(12,838)	(1,735)
Cash and cash equivalents, beginning of period	17,349	26,419
Cash and cash equivalents, end of period	$4,511	$24,684

(3) STOCKHOLDERS’ DEFICIT
The stockholders’ deficit accounts for both the Company and noncontrolling interests consisted of the following:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Deficit
	(In thousands)
As of March 31, 2014	$791	$1,139,850	$(1,157,124)	$(11,449)	$8,416	$(19,516)
Net loss	—	—	(71,221)	—	(162)	(71,383)
Defined benefit plans, net of tax $16	—	—	—	(140)	—	(140)
Translation adjustment	—	—	—	(109)	—	(109)
Common stock issuance/other	—	(11)	—	—		(11)
Stock compensation	—	251	—	—	—	251
As of June 30, 2014	$791	$1,140,090	$(1,228,345)	$(11,698)	$8,254	$(90,908)
The accumulated other comprehensive loss, net of tax, consisted of the following:

	Defined Benefit Plans (a)	Cumulative Translation Adjustment	Total
	(In thousands)
As of March 31, 2014	$(71,417)	$59,968	$(11,449)
Other comprehensive income (loss) before reclassifications	594	(109)	485
Amounts reclassified from AOCI	(734)	—	(734)
Net change in other comprehensive loss	(140)	(109)	(249)
As of June 30, 2014	$(71,557)	$59,859	$(11,698)
(a) See Note 10 to the Consolidated Financial Statements.

(4) GOODWILL AND INTANGIBLES, NET
Goodwill and intangibles, net consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of June 30, 2014:
Gross amount	$917	$61,564	$14,003	$107,923	$26,051	$210,458
Accumulated amortization	—	—	(11,230)	(45,441)	(13,107)	(69,778)
Total	$917	$61,564	$2,773	$62,482	$12,944	$140,680
As of March 31, 2014:
Gross amount	$916	$61,532	$13,996	$107,993	$26,030	$210,467
Accumulated amortization	—	—	(10,961)	(44,349)	(12,776)	(68,086)
Total	$916	$61,532	$3,035	$63,644	$13,254	$142,381
Amortization of intangible assets for both the three months ended June 30, 2014 and 2013 was $1.7 million, respectively. Excluding the impact of any future acquisitions, if any, the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.4 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first in, first out method, consisted of the following:

	June 30, 2014	March 31, 2014
	(In thousands)
Raw materials	$104,601	$94,694
Work-in-process	130,529	115,731
Finished goods	295,765	272,793
Total	$530,895	$483,218

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	June 30, 2014	March 31, 2014
	(In thousands)
Deposits (a)	$3,747	$4,040
Deferred financing costs	7,745	14,773
Investment in affiliates	540	549
Capitalized software, net	3,624	3,864
Retirement plans	16,917	14,941
Other	10,370	12,503
Total	$42,943	$50,670
(a) Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(7) DEBT
At June 30, 2014 and March 31, 2014 short-term borrowings of $16.5 million and $4.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories, and/or property. These borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was 7.1% at both June 30, 2014 and March 31, 2014, respectively.
Total long-term debt consisted of the following:

	June 30, 2014	March 31, 2014
	(In thousands)
DIP Credit Facility	$299,692	$284,625
Other, including capital lease obligations and other loans at interest rates generally ranging up to 7.7% due in installments through 2019	18,899	19,294
	318,591	303,919
Current maturities	(302,983)	(288,386)
Total long-term debt	$15,608	$15,533
Total debt, including short-term borrowings, at June 30, 2014 and March 31, 2014 was $335.1 million and $308.0 million, respectively.
In connection with the Chapter 11 Case, the Bankruptcy Court has approved the DIP Credit Facility on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured super priority DIP financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million senior secured asset based revolving credit facility (the "ABL revolving credit facility"), subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended and restated to provide a $25.0 million swingline facility sub-limit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of cumulative total adjusted operating cash flows to exclude the effect of Frisco Escrow Account receipts from cumulative total adjusted operating cash flows.
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

On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, sought to modify the DIP Credit Agreement as follows:

•
eliminate restrictions on capital expenditures, modify the definition of EBITDA and adjust the minimum EBITDA covenant to include the period October through November 2014 and address lower anticipated earnings through the end of calendar 2014;

•
extend the maturity date of the loans made under the DIP Credit Agreement to December 31, 2014 ("the Extension Amendment") effective upon the satisfaction of certain conditions, including, among other things, the Company and members of the Unofficial Committee of Senior Secured Noteholders ("UNC") holding a majority in principal amount of the Company's Senior Secured Notes entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization, as that term is defined in the amended DIP Credit Agreement; and

•
provide for $60.0 million in additional term loan financing (the "Upsizing Amendment"), which will be funded pursuant to a commitment letter executed by certain members of the Unofficial Committee of Senior Secured Noteholders (“UNC”) to provide additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.

On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment.
On July 25, 2014, the Company entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, including the resolution of matters relating to certain of the Company's environmental obligations in a manner satisfactory to the UNC, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million term loan or high yield bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
While the Company continues to negotiate the POR Proposal, there can be no assurance at this time that the Company will be able to satisfy the conditions to the POR Proposal.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date or December 31, 2014, assuming satisfaction of certain conditions in the sixth amendment to the DIP Credit Agreement including entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization; (ii) the effective date of the Debtor plan of reorganization; or (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement required the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, cumulative total adjusted operating cash flows, minimum cumulative EBITDA, and minimum twelve month trailing EBITDA.
Events of default under the DIP Credit Agreement include, among other things, failure to pay any principal, interest or other amounts due under the applicable credit agreement, breach of specific covenants, and a change of control of the Company. Upon an event of default, the requisite lenders may declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for thereunder.

(8) INTEREST EXPENSE, NET
Interest income of $0.1 million and $0.3 million was included in interest expense, net for the three months ended June 30, 2014 and 2013, respectively.

(9) OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Currency remeasurement loss (a)	$688	$5,609
Other	8	(444)
Total	$696	$5,165
(a) The currency remeasurement loss related primarily to intercompany loans to foreign subsidiaries denominated in Euros, Australian dollars, and various other foreign currencies.

(10) EMPLOYEE BENEFITS
The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$528	$556
Interest cost	7,221	7,075
Expected return on plan assets	(7,839)	(7,524)
Amortization of:
Prior service cost	17	16
Actuarial loss	753	780
Net periodic benefit cost	$680	$903

	Other Post-Retirement Benefits
	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Components of net periodic benefit cost:
Service cost	$196	$193
Interest cost	210	248
Amortization of:
Prior service cost	(123)	(122)
Actuarial loss	87	170
Net periodic benefit cost	$369	$489
The estimated fiscal 2015 pension plan and other post-retirement plan contributions are $22.4 million and $1.7 million, respectively. The Company funded $4.9 million during three months ended June 30, 2014.

(11) COMMITMENTS AND CONTINGENCIES
Private Party Lawsuits and other Legal Proceedings
In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company's request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys did not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believed are relevant to non-executory contracts. EnerSys filed a motion to dismiss that complaint, which the Bankruptcy Court granted on January 8, 2013.
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
On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins, and Dominic J. Pilleggi.  Lead Plaintiffs did not name Mr. Ostermann as a defendant in the Consolidated Amended Complaint. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s senior secured notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants moved to dismiss all claims against them and, on December 19, 2013, Judge Wilson granted defendants' motion to dismiss in its entirety, without prejudice. Judge Wilson gave Lead Plaintiffs leave to file their Consolidated Second Amended Complaint on or before January 30, 2014. On January 30, 2014, Lead Plaintiffs filed their Consolidated Second Amended Complaint, which is nearly identical in every material respect to the Consolidated Amended Complaint. The Consolidated Second Amended Complaint does not specify an amount of damages sought.   On February 13, 2014, Defendants filed their Motion to Dismiss the Consolidated Second Amended Complaint.   On August 11, 2014, Judge Wilson entered an order  dismissing Plaintiffs’ Section 15 claim against R. Paul Hirt, Jr., former Executive Vice President and President of Exide Americas, but denying the remainder of Defendants’ motion to dismiss.  Discovery in this litigation will now proceed and it is expected to continue through the remainder of 2014.  No trial date has been set in this matter. Defendants deny all allegations against them and intend to vigorously pursue their defense.
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
On August 8, 2014, the Company received a grand jury subpoena from the Department of Justice in the Central District of California in connection with a criminal investigation involving its Vernon, California recycling facility.  The subpoena requests the production of documents relating to materials transportation and air emissions.  The Company was informed that it and certain unidentified individuals are targets of the investigation.  The Company will cooperate with the investigation.  We cannot estimate the amount or range of loss, if any, in this matter, as such analysis would depend on facts and law that are not yet fully developed or resolved.
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
The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. In particular, the Company’s Vernon, California recycling facility is currently unable to comply with certain recently enacted regulations, and may not resume operations until the installation of certain equipment is completed in the fourth quarter of fiscal 2015 should the Company decide to proceed. Additionally, proposed legislation in California would require regulatory authorities to make a final determination on the Company's application for a permanent hazardous waste permit by December 31, 2015. If such legislation is enacted, the Company is uncertain whether it would be able to obtain such permit. The ultimate outcome of the environmental matters described in this paragraph is uncertain, and the Company’s failure to timely resume operations at the Vernon plant or obtain a permanent operating permit would have a material adverse affect on the Company’s financial condition, cash flows or results of operations.
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
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of two Orders for Abatement ("Stipulated OAs"). The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in the fourth quarter of fiscal 2015 should the Company decide to proceed.

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
On September 24, 2013, the Company received a Notice of Enforcement issued by the Texas Commission on Environmental Quality (“TCEQ”) for alleged violations related to the compliance of its site in its Frisco, Texas, a former recycling facility, with Industrial Solid Waste and Municipal Hazardous waste requirements. The Company reasonably believes the proceeding may result in monetary sanctions to be paid to TCEQ in excess of $0.1 million.
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of June 30, 2014 and March 31, 2014, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $25.1 million and $25.5 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
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
Guarantees
At June 30, 2014, the Company had outstanding letters of credit with a face value of $70.0 million and surety bonds with a face value of $56.1 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2014, pursuant to the terms of the agreement, was $53.9 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2014, bank guarantees with an aggregate face value of $17.5 million were outstanding.

(12) INCOME TAXES
The effective tax rate for the three months ended June 30, 2014 and 2013 is (2.3)% and (0.3)%, respectively. The effective tax rate for the three months ended June 30, 2014 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
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
The Company's unrecognized tax benefits did not change during the three months ended June 30, 2014, and remain $36.0 million. The amount, if recognized, that would affect the Company's effective tax rate at June 30, 2014 is $32.1 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both June 30, 2014 and March 31, 2014, before any tax benefits, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.
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
During fiscal 2015, the Company recorded restructuring charges of $3.3 million, representing $1.0 million severance and $2.3 million closure costs. These restructuring charges primarily represent consolidation efforts in the Company’s workforce of approximately 10 positions. The impairments related to closed facilities and other asset write offs of $(0.6) million.
The following summarizes restructuring reserve activity and gain on asset sales/impairments, net:

	Severance Costs	Closure Costs	Total Restructuring	Gain on Asset Sales / Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
As of March 31, 2014	$7,921	$6,714	$14,635
Expenses	1,046	2,259	3,305	$(623)	$2,682
Payments and currency translation	(3,743)	(627)	(4,370)
	$5,224	$8,346	$13,570
Reclassify to liabilities subject to compromise			(6,785)
As of June 30, 2014			$6,785
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
Restructuring and impairments, net by operating segment:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Transportation Americas	$208	$7,339
Transportation Europe & ROW	(410)	(77)
Industrial Energy Americas	51	93
Industrial Energy Europe & ROW	2,833	1,070
Unallocated corporate	—	299
Total	$2,682	$8,724

(14) LOSS PER SHARE
The Company computes basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by diluted weighted average shares outstanding.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method).
Due to a net loss for the three months ended June 30, 2014 and 2013 certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive. Potentially dilutive shares consisted of the following:

	June 30, 2014	June 30, 2013
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	1,633	2,872
Restricted stock awards (non-vested)	108	1,502
Total	5,438	8,071

(15) FAIR VALUE MEASUREMENTS
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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, DIP Credit Facility, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	June 30, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Asset (Liability):
Senior secured notes (a)	$(734,464)	$(437,930)	$(734,474)	$(560,955)
Convertible senior subordinated notes (a)	(51,900)	(7,915)	(51,900)	(12,988)
Commodity swap / forward (b)	79	79	(1,709)	(1,709)
(a) Classified as liabilities subject to compromise
(b) These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1	–	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2	–	Inputs other than quoted prices in active markets that were observable either directly or indirectly; and

•	Level 3	–	Inputs from valuation techniques in which one or more key value drivers were not observable, and must be based on the reporting entity's own assumptions.
The following table represents the Company's financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of June 30, 2014:
Asset:
Commodity swap / forward	$79	$—	$79	$—

As of March 31, 2014:
Liability:
Commodity swap / forward	(1,709)	—	(1,709)	—
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
Transportation markets include original equipment and aftermarket batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. Industrial markets include batteries for Motive Power and Network Power applications. Motive Power batteries are used in the materials handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining, and the electric road vehicles market. Network Power batteries are used for backup power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway, and military applications.

The Company’s reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of certain shared services and other corporate costs are not allocated or charged to the business groups.
Selected financial information concerning the Company’s reportable segments were as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Net sales
Transportation Americas	$158,754	$190,212
Transportation Europe & ROW	191,331	186,437
Industrial Energy Americas	107,847	101,617
Industrial Energy Europe & ROW	193,653	203,976
	$651,585	$682,242
Operating income (loss)
Transportation Americas	$(20,652)	$(15,944)
Transportation Europe & ROW	448	(4,527)
Industrial Energy Americas	5,348	4,627
Industrial Energy Europe & ROW	4,427	6,078
Unallocated corporate expenses	(5,107)	(6,364)
	(15,536)	(16,130)
Restructuring and impairments, net (a)	(2,682)	(8,724)
	$(18,218)	$(24,854)
Depreciation and Amortization
Transportation Americas	$6,208	$6,980
Transportation Europe & ROW	5,959	5,223
Industrial Energy Americas	2,614	2,979
Industrial Energy Europe & ROW	4,349	4,345
Unallocated corporate expenses	1,354	964
	$20,484	$20,491
Capital expenditures
Transportation Americas	$8,660	$5,386
Transportation Europe & ROW	9,047	10,757
Industrial Energy Americas	1,318	986
Industrial Energy Europe & ROW	3,090	1,584
Unallocated corporate expenses	1,476	217
	$23,591	$18,930
(a) See Note 13 to the Consolidated Financial Statements.

(17) RELATED PARTY TRANSACTIONS
Robert M. Caruso, the Company's President and Chief Executive Officer, and Edgar W. Mosley, Jr., the Company's Chief Restructuring Officer, are employed by Alvarez & Marsal North America, LLC ("Alvarez & Marsal" or "A&M") as Managing Director and Senior Director, respectively. A&M has been retained by the Company in connection with it's Chapter 11 restructuring. Mr. Caruso, who has been associated with A&M since 2006, remains a Managing Director while serving as the Company's President and Chief Executive Officer. Mr. Mosley has been with A&M since 2008, and remains a Senior Director of A&M while serving as the Company's Chief Restructuring Officer. In addition, Mr. Caruso holds a minority equity interest in A&M's parent company which indirectly entitles him to a share of A&M's profits.

Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and A&M (the "Services Agreement"), the Company retained A&M in connection with it's Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Messrs. Caruso and Mosley and hourly fees for the services of other temporary personnel of A&M and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Messrs. Caruso and Mosley) are compensated by A&M independently pursuant to their arrangements with A&M. The Services Agreement also provides for payment of a one-time success fee to A&M as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.8 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses the Company incurred under the Services Agreement amounted to $6.1 million for the three months ended June 30, 2014 and $3.7 million for the three months ended June 30, 2013.
The Company understands from Messrs. Caruso and Mosley that they do not and will not, as applicable, directly receive a portion of the fees paid by the Company to A&M in respect of their hourly fees, the overall fee, the success fee, or any other fees relating to any other aspect of the Company's engagement of A&M. However, Messrs. Caruso and Mosley may be entitled to discretionary bonuses at the end of each A&M fiscal year which may, similar to other professional services firms, take into account revenues and expenses related to matters on which they have worked or managed. A&M has disclosed that the ultimate amount of Messrs. Caruso's and Mosley's compensation, which has not yet been determined, will depend on a number of factors related to, among other things, their performance as employees, their contribution to the revenue generating activities (including but not limited to the engagement for the Company), and A&M's overall financial results.

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
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.
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

The Company is operating as a DIP under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a DIP, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing Exide to pay pre-petition obligations to, among other parties, (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to the Company's operations.
While operating as a DIP under Chapter 11 of the Bankruptcy Code, Exide may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Company has not yet filed with the Bankruptcy Court a plan of reorganization. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court approval, could materially change the amounts and classifications of assets and liabilities in the historical Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be distributable to holders of the Company's various pre-petition liabilities and other securities. The Company expects that the ultimate value of any distribution to holders of its securities will be determined in connection with a plan of reorganization. The Company believes that under any reorganization plan the Company's common stock would likely be substantially diluted or canceled in its entirety. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. The Company's common stock has been delisted from trading on the NASDAQ.
General Information
Notices to Creditors; Effect of Automatic Stay. The Company notified all known current or potential creditors that the Chapter 11 Case had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Exide's Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
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
Plan of reorganization. Under Chapter 11 of the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Company's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. On October 15, 2013, the Bankruptcy Court entered an order extending the Company's exclusive period to file a plan to May 31, 2014, and the period to solicit acceptances of a plan to July 24, 2014. On May 13, 2014, the Company filed a motion to further extend the exclusivity period to file a plan to July 31, 2014, and to September 30, 2014, to solicit acceptances for a plan. By an order entered July 1, 2014, the Bankruptcy Court approved the extensions. On July 30, 2014, the Company filed a motion with the Bankruptcy Court seeking a further extension of the exclusivity period to file a plan to December 10, 2014, and to solicit acceptances of a plan to February 10, 2015. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, including the resolution of matters relating to certain of the Company's environmental obligations in a manner satisfactory to the UNC, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million term loan or high yield bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
While the Company continues to negotiate the POR Proposal, there can be no assurance at this time that the Company will be able to satisfy the conditions to the POR Proposal.
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

Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 44.8% of the Company’s cost of goods sold for the three months ended June 30, 2014. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 2.0% from $2,054 per metric ton for the three months ended June 30, 2013 to $2,095 per metric ton for the three months ended June 30, 2014. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
In the Americas, the Company typically obtains the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent battery collectors. Historically, recycling in the Americas has helped the Company control the cost of its principal raw material compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries decreased approximately 0.7% for the three months ended June 30, 2014 as compared to the prior fiscal year. The Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market. During the three months ended June 30, 2014 the Company's Vernon recycling facility was temporarily suspended for the respective period. The Company was forced to procure lead from alternative sources, including tollers.
In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all original equipment manufacturer customers. The Company currently obtains a small portion of its lead requirements from recycling in its European owned facilities.
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
Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution processes, principally natural gas at its recycling facilities, electricity in its battery assembly facilities, and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers, its financial performance will be adversely impacted.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the three months ended June 30, 2014, the average exchange rate of the Euro to the U.S. Dollar has increased 4.6% on average to $1.37 compared to $1.31 for three months ended June 30, 2013. At June 30, 2014, the Euro was $1.37 as compared to $1.38 at March 31, 2014. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the three months ended June 30, 2014, approximately 59.1% of the Company’s net sales were generated in Europe and ROW. Further, approximately 63.5% of the Company’s aggregate accounts receivable and inventories as of June 30, 2014 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance could be adversely impacted.
The Company is also exposed, although to a lesser extent, to foreign currency risk in the U.K., Poland, Australia, and various countries in the Pacific Rim. Fluctuations in exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.
Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications, and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. OE volumes in the Transportation and Motive Power channels can be impacted by cyclical demand caused by changes in global economic conditions. In addition, dramatic changes in capital spending levels by major customers in our Network Power channels can also significantly impact sales levels.
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
Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt.
Highlights and Outlook
The key elements of the Company’s underlying business plans and continued strategies are:

•	Successfully emerging from Chapter 11 as a going concern.

•	Successful resolution of regulatory and legal matters related to the Vernon, California secondary lead recycling facility and reopening the facility.

•	Successful post-shutdown activities at the Company’s former Frisco, Texas recycling facility.

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

Critical Accounting Policies and Estimates
There were no significant changes to our critical accounting policies and estimates as reported in Item 7 from our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Results of Operations
Three months ended June 30, 2014 compared with the three months ended June 30, 2013
Net Sales
Net sales were $651.6 million for the three months ended June 30, 2014 versus $682.2 million for the three months ended June 30, 2013. Foreign currency translation (primarily the strengthening of the Euro against the U.S. Dollar) had a favorable impact on net sales for the three months ended June 30, 2014 of approximately $13.2 million. Excluding foreign currency translation, net sales decreased by approximately $43.9 million, or 6.4%, primarily due to the exit of certain OE contracts in Transportation Americas, lower aftermarket unit sales globally due to fully stocked distribution channels, and lower unit sales in Industrial Energy Europe & ROW, partially offset by higher Motive Power unit sales in Industrial Energy Americas. Additionally, lead related pricing actions had an estimated $9.6 million unfavorable impact on net sales. See segment discussion below.

Net sales by operating segment:

			Favorable / (Unfavorable)
	Three Months Ended		Total	Currency Related	Non-Currency Related
	June 30, 2014	June 30, 2013
	(In thousands)
Transportation Americas	$158,754	$190,212	$(31,458)	$(1,650)	$(29,808)
Transportation Europe & ROW	191,331	186,437	4,894	7,955	(3,061)
Industrial Energy Americas	107,847	101,617	6,230	(331)	6,561
Industrial Energy Europe & ROW	193,653	203,976	(10,323)	7,236	(17,559)
Total	$651,585	$682,242	$(30,657)	$13,210	$(43,867)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 15.7% primarily due to the exit from OE automotive contracts, 8.8% lower aftermarket unit sales resulting from excess inventory from the winter season, and $3.4 million lower third party lead and tolling sales resulting from the temporary suspension of the Company’s Vernon, California recycling plant in current fiscal year.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, decreased 1.6% primarily due to softer aftermarket unit sales, partially offset by 9.1% stronger unit sales in OE channels. Lead related pricing actions had an unfavorable impact of $5.0 million.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 6.5% primarily due to 6.7% higher unit sales in the Motive Power market, partially offset by 2.9% lower unit sales in the Network Power market.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, decreased 8.6% as a result of lower unit sales across all markets. Lead related pricing actions had an unfavorable impact of $4.6 million.
Gross Profit
Gross profit was $74.1 million for the three months ended June 30, 2014 versus $76.0 million for the three months ended June 30, 2013. Gross margin increased to 11.4% of net sales from 11.1% of net sales in the prior year. See further discussion below under the caption “Operating loss by operating segment".
Operating Expenses
Selling and administrative expenses were $89.6 million for the three months ended June 30, 2014 as compared to $92.2 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased primarily due to headcount reductions and lower employee compensation related expense, partially offset by higher legal fees, principally related to matters pertaining to the Company's Vernon, California recycling facility.
Restructuring and impairment expenses decreased from $8.7 million to $2.7 million for the three months ended June 30, 2014. Fiscal 2015 restructuring and impairment expenses primarily included the closure costs for the Horten, Norway submarine battery facility. Fiscal 2014 restructuring and impairment expenses included costs related to the Company’s Transportation Americas headcount reduction and exit of the Vortex product line and related costs. The remainder related to certain headcount reductions in Europe and the corporate headquarters.

Operating Loss
Operating loss was $(18.2) million in the three months ended June 30, 2014 versus $(24.9) million in the three months ended June 30, 2013. See segment discussion below.
Operating income (loss) by operating segment:

	Three Months Ended
	June 30, 2014		June 30, 2013		Favorable / (Unfavorable)
	Total	Percent of Net Sales	Total	Percent of Net Sales	Total	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(20,652)	(13.0)%	$(15,944)	(8.4)%	$(4,708)	$(13)	$(4,695)
Transportation Europe & ROW	448	0.2%	(4,527)	(2.4)%	4,975	(23)	4,998
Industrial Energy Americas	5,348	5.0%	4,627	4.6%	721	(14)	735
Industrial Energy Europe & ROW	4,427	2.3%	6,078	3.0%	(1,651)	131	(1,782)
Unallocated corporate expenses	(5,107)	n/a	(6,364)	n/a	1,257	(181)	1,438
	(15,536)	(2.4)%	(16,130)	(2.4)%	594	(100)	694
Restructuring and impairments, net	(2,682)	n/a	(8,724)	n/a	6,042	42	6,000
Operating loss	$(18,218)	(2.8)%	$(24,854)	(3.6)%	$6,636	$(58)	$6,694
Gross margins by operating segment:

	Three Months Ended
	June 30, 2014	June 30, 2013
Transportation Americas	3.3%	6.7%
Transportation Europe & ROW	11.4%	8.9%
Industrial Energy Americas	16.0%	16.2%
Industrial Energy Europe & ROW	15.4%	14.8%
Total	11.4%	11.1%
Transportation Americas operating loss, excluding foreign currency translation impact, increased primarily due to approximately $12.0 million unfavorable manufacturing costs resulting from the temporary suspension of the Vernon, California facility for the entirety of the quarter. These incremental expenses consist of higher lead purchase cost as well as idle plant costs including the impact of the workforce. This was partially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, lower input costs, improved productivity at the Salina, Kansas facility, and lower SG&A expenses. The Company currently estimates the full operation of the Vernon recycling facility will not occur until after installation of the equipment required under the SCAQMD order expected to be completed in the fourth quarter of fiscal 2015 should the Company decide to proceed (see Note 11 to the Consolidated Financial Statements). If the Company is unable to find adequate sources of lead or if the Company procures such sources of lead at significantly higher cost, such circumstances would result in a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
Transportation Europe & ROW operating income (loss), excluding foreign currency translation impact, improved primarily due to lower input costs, better manufacturing performance, and lower scrap costs. The prior year results were significantly impacted from higher purchased lead costs.
Industrial Energy Americas operating income, excluding foreign currency translation impact, improved slightly. Strong Motive Power sales and improved core cost drove higher earnings, partially offset by unfavorable manufacturing costs from lower sales in the Network Power market, and higher non-lead commodity costs.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, decreased as a result of lower sales across all markets.
Unallocated corporate expenses, excluding foreign currency translation impact, decreased primarily due to lower headcount and lower employee compensation expense, partially offset by higher professional fees.

Other Expense, net
Other expense, net was $0.7 million for the three months ended June 30, 2014 compared to $5.2 million for the three months ended June 30, 2013. The change primarily results from reduced currency remeasurement losses versus the prior year.
Interest Expense, Net
Interest expense was $33.3 million for the three months ended June 30, 2014 compared to $21.4 million for the three months ended June 30, 2013. The unfavorable change is due to higher average borrowings, including the DIP financing entered into in June 2013, and higher amortization of deferred financing costs related to the DIP financing. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise, including the $675.0 million of senior secured notes.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information see Note 1 to the Consolidated Financial Statements.
Income Taxes

	Three Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Loss before income taxes	$(69,778)	$(90,913)
Income tax provision	1,605	309
Effective tax rate	(2.3)%	(0.3)%
The income tax expense for the first quarter of fiscal 2015 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first quarter of fiscal 2015 was affected by the recognition of $28.2 million in valuation allowances on current period tax benefits.
The income tax expense for the first quarter of fiscal 2014 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first quarter of fiscal 2014 was affected by the recognition of $25.9 million in valuation allowances on current period tax benefits.
Liquidity and Capital Resources
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and as a result, the senior secured notes, convertible notes, and the Company's prior revolving credit facility had been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions against the Company's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Company secured a $500.0 million DIP financing facility.
As of June 30, 2014, the Company had cash and cash equivalents of $53.6 million and availability under the ABL revolving credit facility of $80.1 million. As of August 5, 2014, the Company accessed $60.0 million term loan financing provided by the sixth amendment to the DIP Credit Agreement, as further described below. At March 31, 2014, the Company had cash and cash equivalents of $103.7 million and availability under the ABL revolving credit facility of $129.4 million.
DIP Facilities
In connection with the Chapter 11 Case, the Company received Bankruptcy Court approval of DIP financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured super priority DIP financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended and restated to provide a $25.0 million swingline facility sub-limit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
Effective July 24, 2013, the DIP Credit Agreement was amended to permit an increase of the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.

Effective October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions, and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of cumulative total adjusted operating cash flows to exclude the affect of Frisco Escrow Account receipts from cumulative total adjusted operating cash flows.
Effective May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to 100.0 million Euros from 75.0 million Euros and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
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
On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, sought to modify the DIP Credit Agreement as follows:

•
eliminate restrictions on capital expenditures, modify the definition of EBITDA and adjust the minimum EBITDA covenant to include the period October through November 2014 and address lower anticipated earnings through the end of calendar 2014;

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

On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment.
On July 25, 2014, the Company entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
The proceeds of the DIP financing were used to repay amounts outstanding under the pre-petition ABL revolving credit facility and letters of credit which were outstanding.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date or December 31, 2014, assuming satisfaction of certain conditions in the sixth amendment to the DIP Credit Agreement including entering into a customary plan support agreement with respect to an Acceptable Plan of Reorganization; (ii) the effective date of the Debtor plan of reorganization; or (iii) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loan bears interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement required the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, cumulative total adjusted operating cash flows, minimum cumulative EBITDA, and minimum twelve month trailing EBITDA.

On June 30, 2014, the Company received a non-binding POR Proposal from the UNC, whose members hold a substantial majority of the term loan component of the DIP Credit Facility and pre-petition senior secured notes. The POR Proposal, which is subject to completion of definitive documentation and certain other conditions, including the resolution of matters relating to certain of the Company's environmental obligations in a manner satisfactory to the UNC, provides approximately $485.0 million in new capital, and is currently expected to be comprised of the following:

•
A preferred convertible equity capital commitment of approximately $300.0 million (a portion of which will be in the form of a rights offering backstopped by certain members of the UNC and another portion in the form of a direct investment by certain members of the UNC);

•	A $185.0 million term loan or high yield bond issuance also backstopped by certain members of the UNC; and

•	An asset based loan facility for which commitments would be obtained from potential lenders in conjunction with the plan confirmation process.
While the Company continues to negotiate the POR Proposal, there can be no assurance at this time that the Company will be able to satisfy the conditions to the POR Proposal.
Events of default under the DIP Credit Agreement include, among other things, failure to pay any principal, interest or other amount due under the applicable credit agreement, breach of specific covenants, and a change of control of the Company. Upon an event of default, the requisite lenders may declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for thereunder.
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
At June 30, 2014, the Company had outstanding letters of credit with a face value of $70.0 million and surety bonds with a face value of $56.1 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2014, pursuant to the terms of the DIP Credit Agreement was $53.9 million.
Certain of the Company's European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2014, bank guarantees issued on behalf of the Company’s European and Asia pacific subsidiaries with an aggregate face value of $17.5 million were outstanding.
At June 30, 2014, the Company was in compliance with covenants contained in the DIP Credit Agreement.
Sources and Uses of Cash
The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable in certain European subsidiaries. Additional cash has been generated in the past several years through rights offerings, debt issuances, and the sale of non-core businesses and assets.
The Company’s liquidity needs arise primarily in the funding of working capital, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of April through October, which can adversely affect the Company’s liquidity during these periods.

Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the DIP Credit Agreement, and the sale of idled assets, principally closed facilities.
Cash used in operating activities was $58.8 million and $165.3 million in the three months ended June 30, 2014 and 2013, respectively. This lower cash used relates primarily to a significant reduction in accounts payable in the prior year period. The prior year increased usage primarily relates to Debtor Chapter 11 reorganization fees and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection.
Cash used in investing activities primarily consisted of capital expenditures of $23.6 million and $18.9 million in the three months ended June 30, 2014 and 2013, respectively. The three months ended June 30, 2014 include proceeds of $7.1 million related to the sale of non-core businesses and assets.
Cash provided by financing activities was $25.0 million and $152.0 million in the three months ended June 30, 2014 and 2013, respectively. This primarily relates to additional borrowings under the DIP facility reduced by amendment fees. The prior year increase was primarily due to proceeds received from the initial funding under the DIP financing, partially offset by DIP related financing fees.
The fiscal 2015 pension plan and other post-retirement contributions are estimated to be $22.4 million and $1.7 million, respectively, which the Company has funded $4.9 million of during the three months ended June 30, 2014.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility and to cease operation of and demolish the recycling facility. The buyer has fully funded an escrow account with the $45.0 million purchase price, and a portion was made available to the Company to pay for certain demolition and remediation activities on the Company’s adjoining property. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. The Company is currently in discussions with regulators regarding the scope of remedial activities on the Company's adjoining property (i.e., the former recycling facility), which may be funded with a portion of the sale proceeds. Consequently, the Company is uncertain of the timing and certainty of closing, and cannot predict the amount of net proceeds to be received. Under the Company's indenture for the Notes, proceeds received, would be required to be invested in future U.S. capital expenditures or toward the repurchase of any Notes outstanding. Under the DIP Credit Agreement, proceeds received, are expected to be used to repay outstanding borrowings under the ABL Facility. To the extent that net proceeds following completion of the remedial activities do not exceed the carrying value of the assets, the Company would be required to recognize an impairment loss, although management currently believes that a loss will not be incurred.
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
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of the Stipulated OAs. The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in the fourth quarter of fiscal 2015 should the Company decide to proceed.
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
Financial Instruments and Market Risk
From time to time, the Company has used forward contracts to hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and, certain commodity purchasing related risks in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $90.2 million and $87.5 million of accounts receivable as of June 30, 2014 and March 31, 2014, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes to the quantitative and qualitative market risks as of June 30, 2014 are described in Item 2 above. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 for further information.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization, (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection, (iii) the ability of Exide to comply with the terms of the DIP financing facility, (iv) the Company's ability to obtain additional financing, (v) the Company's ability to retain key management and employees, (vi) customer response to the Chapter 11 filing, (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the Company's Chapter 11 filing, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) the Company’s ability to implement and fund business strategies based on current liquidity, (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse affect on the Company and its business, (xv) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (xvi) competitiveness of the battery markets in the Americas and Europe, (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xix) general economic conditions, (xx) the Company’s ability to successfully pass along increased material costs to its customers, (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, (xxii) the Company’s ability to resume operations at its Vernon, California recycling facility, and (xxiii) those risk factors described in the Company’s Form 10-K for the fiscal ended March 31, 2014.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to the Consolidated Financial Statements.

Item 1A. Risk Factors
See Item 1A in Part I of the Company's fiscal 2014 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	—	—	—
May 1 - May 31, 2014	606 (a)	$0.20	—	—
June 1 - June 30, 2014	—	—	—	—

(a) Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2009 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at June 30, 2014, totaled approximately $787.7 million.

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

Date: August 14, 2014