Form 10-Q
period 2014-09-30
EXIDE TECHNOLOGIES
filed 2014-11-07
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
As of October 29, 2014, 79,077,274 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$654,975	$697,802	$1,306,560	$1,380,044
Cost of sales	564,025	601,068	1,141,518	1,207,271
Gross profit	90,950	96,734	165,042	172,773
Selling and administrative expenses	93,923	88,694	183,550	180,864
Restructuring and impairments, net	14,950	2,601	17,632	11,325
Operating income (loss)	(17,923)	5,439	(36,140)	(19,416)
Other (income) expense, net	16,015	(7,507)	16,712	(2,342)
Interest expense, net	37,846	30,529	71,107	51,885
Loss before reorganization items, net	(71,784)	(17,583)	(123,959)	(68,959)
Reorganization items, net	19,771	19,407	37,374	58,946
Loss before income taxes	(91,555)	(36,990)	(161,333)	(127,905)
Income tax provision	4,765	2,975	6,370	3,284
Net loss	(96,320)	(39,965)	(167,703)	(131,189)
Net income (loss) attributable to noncontrolling interests	(98)	210	(260)	121
Net loss attributable to Exide Technologies	$(96,222)	$(40,175)	$(167,443)	$(131,310)
Loss per share
Basic	$(1.23)	$(0.51)	$(2.14)	$(1.69)
Diluted	$(1.23)	$(0.51)	$(2.14)	$(1.69)
Weighted average shares
Basic	78,246	78,121	78,242	77,917
Diluted	78,246	78,121	78,242	77,917
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(96,320)	$(39,965)	$(167,703)	$(131,189)
Other comprehensive loss:
Foreign currency translation adjustment	(36,925)	20,073	(37,034)	19,554
Change in defined benefit liabilities, net	2,112	(484)	1,972	(418)
Total comprehensive loss	(131,133)	(20,376)	(202,765)	(112,053)
Comprehensive income (loss) attributable to noncontrolling interests	(94)	210	(256)	121
Comprehensive loss attributable to Exide Technologies	$(131,039)	$(20,586)	$(202,509)	$(112,174)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,148	$103,711
Accounts receivable, net	456,254	495,447
Inventories	510,779	483,218
Prepaid expenses and other current assets	73,054	47,874
Deferred income taxes	15,743	16,339
Total current assets	1,128,978	1,146,589
Property, plant and equipment, net	546,895	576,412
Other assets:
Goodwill and intangibles, net	131,942	142,381
Deferred income taxes	96,083	116,736
Other noncurrent assets	35,312	50,670
Total other assets	263,337	309,787
Total assets	$1,939,210	$2,032,788
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings	$4,711	$4,058
Current maturities of long-term debt	415,396	288,386
Accounts payable	247,000	268,828
Accrued expenses	265,831	263,904
Deferred income taxes	3,806	4,435
Total current liabilities	936,744	829,611
Long-term debt	14,426	15,533
Noncurrent retirement obligations	149,238	166,692
Deferred income taxes	17,809	25,332
Other noncurrent liabilities	60,475	64,493
Liabilities not subject to compromise	1,178,692	1,101,661
Liabilities subject to compromise	982,308	950,643
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,078 and 79,078 shares issued and outstanding	791	791
Additional paid-in capital	1,140,341	1,139,850
Accumulated deficit	(1,324,567)	(1,157,124)
Accumulated other comprehensive loss	(46,515)	(11,449)
Total stockholders’ deficit attributable to Exide Technologies	(229,950)	(27,932)
Noncontrolling interests	8,160	8,416
Total stockholders’ deficit	(221,790)	(19,516)
Total liabilities and stockholders’ deficit	$1,939,210	$2,032,788
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(167,703)	$(131,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,463	39,927
Loss (gain) on asset sales / impairments, net	12,764	(3,586)
Non-cash reorganization items	—	12,301
Deferred income taxes	4,236	(2,270)
Provision for doubtful accounts	2,012	901
Non-cash stock compensation	502	1,711
Amortization of deferred financing costs	19,830	10,599
Currency remeasurement (gain) loss	16,827	(1,334)
Changes in assets and liabilities:
Receivables	8,707	(3,912)
Inventories	(51,280)	(9,260)
Other current assets	(38,970)	(29,441)
Payables	4,085	(122,145)
Accrued expenses	47,937	24,904
Other noncurrent liabilities	(7,586)	(859)
Other, net	(1,606)	(9,148)
Net cash used in operating activities	(110,782)	(222,801)
Cash Flows From Investing Activities:
Capital expenditures	(45,968)	(36,268)
Insurance proceeds	—	3,571
Proceeds from asset sales	7,240	4,085
Net cash used in investing activities	(38,728)	(28,612)
Cash Flows From Financing Activities:
Decrease in short-term borrowings	(352)	(12,192)
Increase in other debt	127,336	270,915
Financing fees and other	(5,285)	(28,475)
Net cash provided by financing activities	121,699	230,248
Effect of exchange rate changes on cash and cash equivalents	(2,752)	320
Net decrease in cash and cash equivalents	(30,563)	(20,845)
Cash and cash equivalents, beginning of period	103,711	104,289
Cash and cash equivalents, end of period	$73,148	$83,444

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$22,417	$10,281
Income taxes (net of refunds)	4,330	6,837
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
Exide is currently operating as a Debtor-in-Possession ("DIP") under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a DIP, Exide is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
Exide received Bankruptcy Court approval for, among other things, access to a DIP financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement (as amended, "DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
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
On November 4, 2014, the Company entered into a plan support agreement (a "PSA") with certain members (the "Consenting UNC Members") of the UNC, pursuant to which the Consenting UNC Members have agreed to support the terms of a plan of reorganization ("POR Term Sheet"), pursuant to which the Company would emerge from Chapter 11. The PSA and POR Term Sheet are conditioned upon the negotiation of, and agreement to, definitive documents (including a plan of reorganization, disclosure statement, backstop commitment agreement, and other related documents and agreements), all of which must be reasonably acceptable to the Consenting UNC Members. The PSA and POR Term Sheet contemplate a dual-track plan and sale process, which affirmatively requires the Company to run a sale process concurrently with the plan process. The PSA requires Consenting UNC Members, subject to the terms and conditions thereof, to vote in favor of and affirmatively support a plan of reorganization on the terms set forth in the POR Term Sheet in their capacity as both senior secured noteholders and term loan lenders under the DIP Credit Agreement.
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
Reorganization Costs:
Reorganization items included in the Consolidated Financial Statements included costs directly related to the Chapter 11 proceedings, as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Professional fees	$19,771	$19,407	$37,374	$43,246
Write off debt financing costs/other	—	—	—	12,301
Other direct costs	—	—	—	3,399
Total	$19,771	$19,407	$37,374	$58,946
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

	September 30, 2014	March 31, 2014
	(In thousands)
Debt	$818,644	$788,376
Accrued interest	11,013	10,515
Accounts payable	75,023	72,275
Retirement obligations	52,861	52,864
Restructuring reserve	6,103	7,274
Other accrued liabilities	18,664	19,339
Total	$982,308	$950,643
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update represents a new comprehensive revenue recognition model to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance will be applied with a full retrospective or modified retrospective approach. The Company will adopt this standard in the first quarter ending June 30, 2017. The Company will evaluate the impact, but does not expect the standard to have a material impact on the Company's consolidated financial position or results of operations.

(2) DEBTOR FINANCIAL STATEMENTS
The financial statements reflect the results of operations, financial position, and cash flows of the Debtor only, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which were eliminated in the Consolidated Financial Statements.
Debtor's Statements of Operations

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Net sales	$241,744	$296,236	$511,322	$583,830
Cost of sales	210,874	255,152	462,588	517,920
Gross profit	30,870	41,084	48,734	65,910
Selling and administrative expenses	42,217	38,200	79,226	78,706
Restructuring and impairments, net	13,655	2,298	13,910	9,931
Operating income (loss)	(25,002)	586	(44,402)	(22,727)
Other (income) expense, net	16,496	(5,771)	17,849	(28,688)
Loss in net earnings of subsidiaries	1,252	2,093	5,488	33,410
Interest expense, net	33,914	26,028	62,980	44,175
Loss before reorganization items, net	(76,664)	(21,764)	(130,719)	(71,624)
Reorganization items, net	19,558	18,397	36,724	57,465
Loss before income taxes	(96,222)	(40,161)	(167,443)	(129,089)
Income tax provision	—	14	—	2,221
Net loss attributable to Debtor	$(96,222)	$(40,175)	$(167,443)	$(131,310)

Debtor's Balance Sheet

	September 30, 2014	March 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,934	$17,349
Accounts receivable, net	103,086	133,384
Non-Debtor receivables	51,086	40,550
Inventories	212,146	196,129
Prepaid expenses and other current assets	54,675	37,594
Total current assets	440,927	425,006
Property, plant and equipment, net	227,507	228,297
Other assets:
Investments in non-Debtor subsidiaries	362,944	400,048
Non-Debtor loans	244,047	240,505
Other noncurrent assets	65,133	84,734
Total other assets	672,124	725,287
Total assets	$1,340,558	$1,378,590
LIABILITIES AND DEBTOR'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$413,498	$284,625
Accounts payable and accrued expenses	118,293	110,812
Total current liabilities	531,791	395,437
Other noncurrent liabilities	56,409	60,442
Liabilities not subject to compromise	588,200	455,879
Liabilities subject to compromise	982,308	950,643
DEBTOR'S DEFICIT
Total Debtor's deficit	(229,950)	(27,932)
Total liabilities and Debtor's deficit	$1,340,558	$1,378,590

Debtor's Statements of Cash Flows

	Six Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(104,048)	$(217,406)
Cash Flows From Investing Activities:
Capital expenditures	(15,398)	(14,410)
Proceeds from asset sales	14	12
Net cash used in investing activities	(15,384)	(14,398)
Cash Flows From Financing Activities:
Increase in other debt	127,181	267,207
Financing fees and other	(5,164)	(28,475)
Net cash provided by financing activities	122,017	238,732
Net increase in cash and cash equivalents	2,585	6,928
Cash and cash equivalents, beginning of period	17,349	26,419
Cash and cash equivalents, end of period	$19,934	$33,347

(3) STOCKHOLDERS’ DEFICIT
The stockholders’ deficit accounts for both the Company and noncontrolling interests consisted of the following:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Deficit
	(In thousands)
As of March 31, 2014	$791	$1,139,850	$(1,157,124)	$(11,449)	$8,416	$(19,516)
Net loss	—	—	(167,443)	—	(260)	(167,703)
Defined benefit plans, net of tax $649	—	—	—	1,972		1,972
Translation adjustment	—	—	—	(37,038)	4	(37,034)
Common stock issuance/other	—	(11)	—	—		(11)
Stock compensation	—	502	—	—		502
As of September 30, 2014	$791	$1,140,341	$(1,324,567)	$(46,515)	$8,160	$(221,790)

The accumulated other comprehensive loss, net of tax, consisted of the following:

	Defined Benefit Plans (a)	Cumulative Translation Adjustment	Total
	(In thousands)
As of March 31, 2014	$(71,417)	$59,968	$(11,449)
Other comprehensive income (loss) before reclassifications	514	(37,038)	(36,524)
Amounts reclassified from AOCI	1,458	—	1,458
Net change in other comprehensive income (loss)	1,972	(37,038)	(35,066)
As of September 30, 2014	$(69,445)	$22,930	$(46,515)
(a) See Note 10 to the Consolidated Financial Statements.

(4)  GOODWILL AND INTANGIBLES, NET
Goodwill and intangibles, net consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of September 30, 2014
Gross amount	$889	$58,382	$13,280	$102,553	$24,708	$199,812
Accumulated amortization	—	—	(10,890)	(44,245)	(12,735)	(67,870)
Total	$889	$58,382	$2,390	$58,308	$11,973	$131,942
As of March 31, 2014
Gross amount	$916	$61,532	$13,996	$107,993	$26,030	$210,467
Accumulated amortization	—	—	(10,961)	(44,349)	(12,776)	(68,086)
Total	$916	$61,532	$3,035	$63,644	$13,254	$142,381
Amortization of intangible assets for both the six months ended September 30, 2014 and 2013 was $3.4 million, respectively. Excluding the impact of any future acquisitions, if any, the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.4 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5)  INVENTORIES
Inventories, valued using the first in, first out method, consisted of the following:

	September 30, 2014	March 31, 2014
	(In thousands)
Raw materials	$102,651	$94,694
Work-in-process	127,481	115,731
Finished goods	280,647	272,793
Total	$510,779	$483,218

(6)  OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	September 30, 2014	March 31, 2014
	(In thousands)
Deposits (a)	$3,537	$4,040
Deferred financing costs	107	14,773
Investment in affiliates	619	549
Capitalized software, net	3,182	3,864
Retirement plans	17,719	14,941
Other	10,148	12,503
Total	$35,312	$50,670
(a) Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(7)  DEBT
At September 30, 2014 and March 31, 2014, short-term borrowings of $4.7 million and $4.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories, and/or property. These borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates. The weighted average interest rate on short-term borrowings was 8.4% as of September 30, 2014 compared to 7.1% as of March 31, 2014, respectively.
Total long-term debt consisted of the following:

	September 30, 2014	March 31, 2014
	(In thousands)
DIP Credit Facility	$414,804	$284,625
Other, including capital lease obligations and other loans at interest rates generally ranging up to 7.7% due in installments through 2019	15,018	19,294
	429,822	303,919
Current maturities	(415,396)	(288,386)
Total long-term debt	$14,426	$15,533
Total debt, including short-term borrowings, at September 30, 2014 and March 31, 2014 was $434.5 million and $308.0 million, respectively.
In connection with the Chapter 11 Case, the Company has entered into a DIP Credit Facility, as amended, on the terms set forth in the DIP Credit Agreement, as amended. The DIP Credit Agreement provides for senior secured superpriority DIP financing facilities in an aggregate amount of up to $535.0 million, consisting of a $200.0 million senior secured asset based revolving credit facility ("ABL revolving credit facility"), subject to a borrowing base, and a $335.0 million "last out" term loan facility. The DIP Credit Agreement also provides a $25.0 million swingline facility sub-limit. The two separate tranches in the $200.0 million ABL revolving credit facility provides: (i) a $98.0 million facility under which only advances denominated in U.S. dollars can be drawn; and (ii) a $102.0 million facility under which advances denominated in U.S. dollars or euros can be drawn.
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
Effective June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminated the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.
Also, effective on June 27, 2014, the Company entered into the fifth amendment to the DIP Credit Agreement, which, among other things, extended to August 15, 2014 the date by which the Company was required to deliver annual audited financial statements and the related Compliance Certificate for the fiscal year of the Company ended March 31, 2014.
On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, eliminated restrictions on capital expenditures; modified the definition of EBITDA and adjusted the minimum EBITDA covenant to include the period October through November 2014 and address lower anticipated earnings through the end of calendar 2014; and permitted additional term loan financing in an aggregate amount not to exceed $65.0 million (“Upsizing Amendment”), subject to satisfaction of certain conditions. All of the lenders under the DIP Credit Agreement approved an extension to the DIP maturity date to December 31, 2014 pursuant to the sixth amendment; however, certain of the conditions to an extension pursuant to the sixth amendment were not satisfied.
On July 25, 2014, the Company entered into the seventh amendment to the DIP Credit Agreement, which eliminated the milestone related to filing a plan of reorganization.
On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment. Certain members of the Unofficial Committee of Senior Secured Noteholders (“UNC”) provided additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.
On October 9, 2014, the Company entered into the eighth amendment to the DIP Credit Agreement (the "Maturity Extension Amendment") which, among other things, modified the DIP Credit Agreement as follows:

•	Extended the maturity date from October 14, 2014 to March 31, 2015;

•	Established certain milestones relating to the Company’s restructuring efforts and modified the requirements for an acceptable reorganization plan;

•	Eliminated reinvestment rights with respect to dispositions triggering mandatory prepayments;

•	Modified certain limitations relating to expense reimbursement;

•
Modified the financial covenant relating to minimum liquidity of the loan parties, added financial covenants relating to minimum liquidity of the Company and maximum capital expenditures and eliminated the financial covenant relating to minimum twelve-month trailing EBITDA;

•
Modified the definitions of Permitted Dispositions and Permitted Indebtedness and limited the availability of certain baskets under the definition of Permitted Indebtedness to amounts outstanding as of October 9, 2014;

•	Modified certain agent and lender voting and consent thresholds;

•	Reduced to $200.0 million from $225.0 million the commitments under the DIP Credit Agreement’s ABL revolving credit facility; and

•	Conditioned future borrowings under the ABL revolving credit facility on unrestricted cash not exceeding $50.0 million.
Pursuant to the Maturity Extension Amendment, the Company and the lenders under the DIP Credit Agreement approved certain additional fees and an increase to the applicable margin under the ABL revolving credit facility: (a) revolving loans shall bear interest at a rate of (i) with respect to amounts outstanding on or prior to December 31, 2014 (retroactive to October 9, 2014), LIBOR plus 4.0% per annum and (ii) thereafter, LIBOR plus 4.5% per annum, (b) the fees payable for unused revolving commitments shall be increased to (i) with respect to such fees payable on or prior to December 31, 2014 (retroactive to October 9, 2014), 1.0% per annum and (ii) thereafter, 1.5% per annum, (c) a one-time duration fee of 0.5% of the aggregate principal amount of term loans outstanding and revolving commitments available as of December 30, 2014 shall be payable to lenders on such date and (d) a monthly facility fee of 0.1% of the aggregate principal amount of term loans outstanding shall be payable to term loan lenders. The term loan continues to bear interest at a rate of 9.0% per annum.
On October 31, 2014, the Bankruptcy Court entered an order approving the Maturity Extension Amendment.
On November 4, 2014, the Company entered into the ninth amendment to the DIP Credit Agreement, which eliminated entry of an order terminating the Company’s exclusive period to file a plan of reorganization as an event of default under the DIP Credit Agreement.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur of: (i) March 31, 2015; (ii) the effective date of a plan of reorganization; or (iii) the acceleration of such loans. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of equity interests of certain of the Borrowers’ direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, cumulative total adjusted operating cash flows and maximum capital expenditures.

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

(8)  INTEREST EXPENSE, NET
Interest income of $0.1 million was included in interest expense, net for the three months ended September 30, 2014 and 2013, respectively and $0.2 million and $0.4 million for the six months ended September 30, 2014 and 2013, respectively.

(9)  OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Currency remeasurement (gain) loss (a)	$16,139	$(6,944)	$16,827	$(1,334)
Other	(124)	(563)	(115)	(1,008)
Total	$16,015	$(7,507)	$16,712	$(2,342)
(a) The currency remeasurement (gain) loss related primarily to intercompany loans to foreign subsidiaries denominated in euros.

(10)  EMPLOYEE BENEFITS
The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$520	$557	$1,049	$1,113
Interest cost	7,180	7,096	14,401	14,171
Expected return on plan assets	(7,824)	(7,536)	(15,663)	(15,060)
Amortization of:
Prior service cost	16	16	33	32
Actuarial loss	744	779	1,497	1,559
Net periodic benefit cost	$636	$912	$1,317	$1,815

	Other Post-Retirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$196	$191	$391	$384
Interest cost	210	247	419	495
Amortization of:
Prior service cost	(123)	(123)	(245)	(245)
Actuarial loss	87	169	174	339
Net periodic benefit cost	$370	$484	$739	$973

The estimated fiscal 2015 pension plan and other post-retirement plan contributions are $17.3 million and $1.7 million, respectively. The Company funded $9.7 million during six months ended September 30, 2014.

(11)  COMMITMENTS AND CONTINGENCIES
Private Party Lawsuits and other Legal Proceedings
In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (“Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company's request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys did not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believed are relevant to non-executory contracts. EnerSys filed a motion to dismiss that complaint, which the Bankruptcy Court granted on January 8, 2013.
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
On September 6, 2013, pursuant to an order extending the previous deadline, Lead Plaintiffs filed their Consolidated Amended Complaint, naming as defendants Messrs. James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., Louis E. Martinez, John P. Reilly, Herbert F. Aspbury, Michael R. D’Appolonia, David S. Ferguson, John O’Higgins, and Dominic J. Pilleggi.  Lead Plaintiffs did not name Mr. Ostermann as a defendant in the Consolidated Amended Complaint. In the Consolidated Amended Complaint Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purchasers of the Company’s stock during the period June 1, 2011 and May 24, 2013. In addition, Lead Plaintiffs purport to state claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Sections 11 and 15 of the Securities Act of 1933 on behalf of purchasers of the Company’s senior secured notes during the period August 8, 2011 through May 24, 2013. Lead Plaintiffs allege that certain public statements made by the Company and its officers during these periods were materially false and misleading. The Consolidated Amended Complaint does not specify an amount of damages sought. Defendants deny all allegations against them and intend to vigorously pursue their defense. Defendants moved to dismiss all claims against them and, on December 19, 2013, Judge Wilson granted defendants' motion to dismiss in its entirety, without prejudice. Judge Wilson gave Lead Plaintiffs leave to file their Consolidated Second Amended Complaint on or before January 30, 2014. On January 30, 2014, Lead Plaintiffs filed their Consolidated Second Amended Complaint, which is nearly identical in every material respect to the Consolidated Amended Complaint. The Consolidated Second Amended Complaint does not specify an amount of damages sought.   On February 13, 2014, Defendants filed their Motion to Dismiss the Consolidated Second Amended Complaint.   On August 11, 2014, Judge Wilson entered an order  dismissing Plaintiffs’ Section 15 claim against R. Paul Hirt, Jr., former Executive Vice President and President of Exide Americas, but denying the remainder of Defendants’ motion to dismiss.  Discovery in this litigation will now proceed and it is expected to continue through 2015.  A trial date of January 19, 2016 has been set in this matter. Defendants deny all allegations against them and intend to vigorously pursue their defense.
The Company's Netherlands subsidiary, Exide Technologies B.V. (“BV”), received notice from the Dutch competition authorities that it was the subject of an investigation of a local trade association’s members in the traction/Motive Power batteries segment. On July 9 and July 16, 2013, the authorities conducted an on-site inspection and requested additional information and documentation, which the Company has provided. In December 2013, the Company submitted to the Dutch Competition Authority ("ACM") a leniency application for immunity or reduction of fines that might be imposed as a result of the investigation. The Company was recently notified by the ACM of a provisional grant of leniency in respect of certain conduct and that the Company did not receive provisional leniency for certain other conduct. As required under the ACM's leniency program, the Company continues to cooperate with the Dutch authority. The ACM has not issued a statement of charges to the Company or its subsidiaries. Accordingly, the precise scope and time period at issue, as well as the final outcome of the Netherlands investigation, remains uncertain.
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
Further, even with the grants of conditional immunity in Austria, Germany, and Belgium, the Company might be subject to disputes with private parties concerning alleged damages that are claimed to be a result of the Company’s prior conduct. While the Company believes it would have defenses to any adverse allegations in private actions and would intend to vigorously defend itself in any such actions, litigation of this type is inherently uncertain, costly, and complex, and the Company cannot be certain that it would prevail. Accordingly, there can be no assurance that the outcome of the Netherlands investigation or any private party disputes would not have a material adverse effect on the business, financial condition, cash flows, and results of operations of the Company, despite the fact the Company has been granted conditional immunity in Austria, Germany, and Belgium, and continues to cooperate with the applicable regulatory authorities.
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
The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. In particular, the Company’s Vernon, California recycling facility is currently unable to comply with certain recently enacted regulations, and may not resume operations until the installation of certain equipment is completed in the latter part of the fourth quarter of fiscal 2015 should the Company decide to proceed. Additionally, newly enacted legislation in California requires regulatory authorities to make a final determination on the Company's application for a permanent hazardous waste permit by December 31, 2015. The Company is uncertain whether it would be able to obtain such permit. Exide is currently working with the California Department of Toxic Substances Control ("DTSC") to resolve various outstanding issues in order to complete its permit applications after which the DTSC will proceed to a final permit decision in 2015.
On November 6, 2014, the Company agreed to a comprehensive Stipulation and Order resolving certain disputes with the DTSC relating to the Company’s Vernon, California recycling facility. The Stipulation and Order is subject to bankruptcy court approval. On November 6, 2014, the Company filed the Debtor’s Motion for an Order Under Bankruptcy Code Sections 105 and 363 and Bankruptcy Rule 9019 Authorizing and Approving the Debtor’s Entry Into the 2014 Vernon Stipulation and Order with the California Department of Toxic Substances Control, which seeks bankruptcy court approval of the stipulated resolution entered into between the Company and DTSC. The Stipulation and Order, if approved by the bankruptcy court, provides for, among other things, the following:
Exide has committed approximately $38.7 million to cover any closure-related activities in the event that the Vernon facility were to be closed, approximately $11.1 million of which is covered by an existing financial guarantee bond, which shall be maintained or renewed. On October 31, 2014, Exide paid $0.5 million into a closure trust fund. Exide has agreed to pay the remaining approximately $27.0 million into the closure trust in installments over ten years, with approximately $2.3 million to be paid on the later of November 1, 2014 or the date the Stipulation and Order becomes effective, and approximately $2.8 million on each (a) the effective date of the Company’s plan of reorganization and (b) November 1, 2015. Starting in 2016 through 2024, Exide has agreed to pay approximately $2.1 million per year until the trust is fully funded.
Exide will remediate soil at certain homes identified by DTSC as potentially impacted by Exide, paying up to $9.0 million over the next five years for off-site residential soil corrective action pursuant to a schedule set forth in the Stipulation and Order; and the DTSC will agree to limit off-site residential soil corrective action to that amount for five years.
Exide will continue to clean the exterior industrial areas directly surrounding the Vernon facility and prepare a study assessing other potential industrial corrective measures, if any, to be implemented five years after the agreement’s effective date. Exide will also prepare an on-site corrective measures study anticipated to be completed sometime in late calendar 2016. Following DTSC approval, Exide will finance the corrective action remedies by establishing a trust fund to be funded by annual payments made over ten years or sooner as to elements of the corrective action remedy that are to be completed on a shorter time frame.
No later than three (3) days after the Vernon Stipulation and Order becomes effective, and without admitting liability, Exide shall pay to the DTSC approximately $1.3 million (the “Settlement Payment”) to resolve various alleged violations and to pay past oversight costs, and will also agree to take specific corrective actions to address the alleged violations.
The DTSC will have an allowed general unsecured claims in the bankruptcy case in the amounts of approximately $0.1 million and approximately $0.6 million for the DTSC prepetition oversight costs and California Environmental Quality Act compliance costs, as well as prepetition penalties, respectively.
Upon payment of the above Settlement Payment, DTSC will agree to release Exide, its predecessors, successors, assigns, and affiliated subsidiaries and all of their officers, directors, agents, employees, consultants, insurers, and representatives from any and all monetary claims, fines, penalties, or other monetary liabilities solely for the settled matters as described in the Stipulation and Order.
DTSC expressly has not committed to granting Exide a final hazardous waste permit, and the permitting process will continue under applicable law. Thus, the ultimate outcome is uncertain, and the Company’s failure to timely resume operations at the Vernon, California plant or obtain a permanent hazardous waste permit would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
On April 12, 2013, the Company was served with a notification of violation and 60 day intent to sue regarding the Company's Vernon, California facility from the California Communities Against Toxics ("CCAT"). CCAT alleges the Company violated the warning requirement of the State of California's Proposition 65, the Safe Drinking Water and Toxic

Enforcement Act, regarding alleged community exposure to the chemical, 1,3-butadiene. Following the Company’s Chapter 11 bankruptcy filing, CCAT submitted a Proof of Claim in the Bankruptcy Court. The matter remains pending in the Bankruptcy Court.
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
On March 26, 2014, the Company was served with a Proposition 65 notification of violation and 60 day intent to sue regarding the Vernon, California facility from Shefa LMV LLC ("Shefa"). Shefa alleges that Exide failed to warn the community regarding chemical exposures, and further alleges that Exide has released chemicals into a source of drinking water. The Company believes Shefa's claim to be without merit. The Company is unaware whether Shefa will file a lawsuit based on the Proposition 65 notice, but if so, the Company intends to vigorously defend the lawsuit and pursue all available remedies.
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
On October 18, 2013, the South Coast Air Quality Monitoring District ("SCAQMD") filed a petition seeking the suspension of operations at the Vernon, California facility for alleged violation of an SCAQMD rule and related furnace control equipment permit conditions until compliance is achieved. The Company contested the SCAQMD's petition. A hearing on the SCAQMD’s petition commenced on December 14, 2013 and continued into calendar 2014.
On April 11, 2014, as a result of the Vernon, California facility allegedly exceeding the SCAQMD ambient air standard for lead, the SCAQMD filed a second petition seeking an order that Exide “cease and desist” from violating air quality standards, or in the alternative, to comply with other such conditions and increments of progress which the SCAQMD Hearing Board deems appropriate.
On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon, California facility under continuous "negative pressure" ("Rule 1420.1"). In response, the Company initiated two separate related proceedings on February 7, 2014: (i) a Petition for Variance before the SCAQMD Hearing Board, requesting a delay of the negative pressure requirement until December 31, 2014, and (ii) a Writ of Mandamus in Superior Court of Los Angeles County, seeking to invalidate the negative pressure requirement of Rule 1420.1. Additionally, on February 21, 2014, the Company filed a request for a preliminary injunction that would temporarily suspend the April 10, 2014 deadline until such time as the Superior Court could conduct a trial on the Writ of Mandamus.
On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon, California facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1.
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of two Orders for Abatement ("Stipulated OAs"). The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon, California facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement with SCAQMD, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in the latter part of the fourth quarter of fiscal 2015 should the Company decide to proceed.
On January 16, 2014, the Company and unnamed individuals (“DOE Defendants”), were named as defendants in a civil lawsuit brought by the SCAQMD in the case captioned as People of the State of California, ex rel South Coast Air Quality Management District, a Public Entity v. Exide Technologies, Inc., and DOE Defendants 1 through 50. The SCAQMD subsequently amended its complaint. The SCAQMD alleges that the Company and the DOE Defendants failed to comply with several of the SCAQMD's rules related to operation of equipment or lead and arsenic emissions at the Company's Vernon, California lead recycling facility. The SCAQMD is seeking penalties in an amount not less than $40.0 million. The Company denies the allegations in the lawsuit and intends to vigorously defend itself against such allegations. The matter is in discovery and presently scheduled for trial on September 15, 2015.
On May 22, 2014, the Federal Environmental Protection Agency (“EPA”) served a Finding and Notice of Violation (“Federal NOV”) on Exide, alleging that Exide violated air quality standards for lead at various times in 2013 and 2014; the alleged violations are duplicative of those cited by the South Coast Air Quality Management District in its penalty action. EPA seeks civil penalties for these alleged violations. An initial conference seeking resolution of the matter was convened with the EPA on June 30, 2014 and discussions are anticipated at some point in the future regarding a resolution to the notice. EPA has also sought information from Exide under the Federal Clean Air Act and the Company has responded to all such EPA requests for information.
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
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of September 30, 2014 and March 31, 2014, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $24.1 million and $25.5 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
The sites that currently have the largest environmental reserves include the following:
Tampa, Florida
The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $10.0 million to $14.0 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.
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
Guarantees
At September 30, 2014, the Company had outstanding letters of credit with a face value of $33.7 million and surety bonds with a face value of $56.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year subject to the terms of the DIP Credit Facility. Collateral held by the surety in the form of letters of credit at September 30, 2014, pursuant to the terms of the agreement, was $22.9 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2014, bank guarantees with an aggregate face value of $10.4 million were outstanding.

(12)  INCOME TAXES
The effective tax rate for the three and six months ended September 30, 2014 is (5.2)% and (3.9)%, respectively, as compared to the three and six months ended September 30, 2013 effective tax rates of (8.0)% and (2.6)%, respectively. The effective tax rate for the three and six months ended September 30, 2014 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
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
The Company's unrecognized tax benefits decreased from $36.0 million to $34.2 million during the six months ended September 30, 2014 due to the effects of foreign currency translation. The amount, if recognized, that would affect the Company's effective tax rate at September 30, 2014 is $29.7 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both September 30, 2014 and March 31, 2014, before any tax benefits, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.

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
During the six months ended September 30, 2014, the Company recorded restructuring charges of $4.9 million, representing $2.3 million severance and $2.6 million closure costs. These restructuring charges primarily represent consolidation efforts in the Company’s workforce of approximately 34 positions. The impairments related to closed facilities and other asset write offs of $12.8 million.
The following summarizes restructuring reserve activity and gain on asset sales/impairments, net:

	Severance Costs	Closure Costs	Total Restructuring	(Gain) / Loss on Asset Sales / Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
As of March 31, 2014	$7,921	$6,714	$14,635
Expenses	2,274	2,594	4,868	$12,764	$17,632
Payments and currency translation	(5,737)	(1,709)	(7,446)
	$4,458	$7,599	12,057
Reclassify to liabilities subject to compromise			(6,103)
As of September 30, 2014			$5,954
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
Restructuring and impairments, net by operating segment:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Transportation Americas	$13,654	$1,941	$13,862	$9,280
Transportation Europe & ROW	580	(2,207)	171	(2,284)
Industrial Energy Americas	57	63	109	156
Industrial Energy Europe & ROW	654	2,589	3,485	3,659
Unallocated corporate	5	215	5	514
Total	$14,950	$2,601	$17,632	$11,325

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

Due to a net loss for the three and six months ended September 30, 2014 and 2013 certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive. Potentially dilutive shares consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,438	3,697
Employee stock options	1,622	1,651
Restricted stock awards (non-vested)	108	469
Total	5,168	5,817

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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, DIP Credit Facility, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)		(In thousands)
Liability:
Senior secured notes (a)	$(766,070)	$(199,187)	$(734,474)	$(560,955)
Convertible senior subordinated notes (a)	(51,900)	(2,336)	(51,900)	(12,988)
Commodity swap / forward (b)	(28)	(28)	(1,709)	(1,709)
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

The following table represents the Company's financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of September 30, 2014
Liability:
Commodity swap / forward	$(28)	$—	$(28)	$—

As of March 31, 2014
Liability:
Commodity swap / forward	(1,709)	—	(1,709)	—
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
The Company’s reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of certain corporate costs are not allocated or charged to the business groups.

Selected financial information concerning the Company’s reportable segments were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)		(In thousands)
Net sales
Transportation Americas	$159,902	$185,233	$318,656	$375,445
Transportation Europe & ROW	223,121	219,732	414,452	406,169
Industrial Energy Americas	77,122	104,741	184,969	206,358
Industrial Energy Europe & ROW	194,830	188,096	388,483	392,072
	$654,975	$697,802	$1,306,560	$1,380,044
Operating income (loss)
Transportation Americas	$(8,626)	$(5,119)	$(29,279)	$(21,064)
Transportation Europe & ROW	6,007	4,498	6,455	(29)
Industrial Energy Americas	5,414	13,074	10,762	17,700
Industrial Energy Europe & ROW	4,731	4,172	9,158	10,250
Unallocated corporate expenses	(10,499)	(8,585)	(15,604)	(14,948)
	(2,973)	8,040	(18,508)	(8,091)
Restructuring and impairments, net (a)	14,950	2,601	17,632	11,325
	$(17,923)	$5,439	$(36,140)	$(19,416)
Depreciation and Amortization
Transportation Americas	$5,157	$6,180	$11,365	$13,160
Transportation Europe & ROW	5,684	4,978	11,643	10,201
Industrial Energy Americas	2,615	2,884	5,229	5,863
Industrial Energy Europe & ROW	4,203	4,186	8,552	8,531
Unallocated corporate expenses	1,320	1,208	2,674	2,172
	$18,979	$19,436	$39,463	$39,927
Capital expenditures
Transportation Americas	$4,946	$7,599	$13,607	$12,985
Transportation Europe & ROW	10,638	5,239	19,685	15,996
Industrial Energy Americas	2,386	406	3,704	1,392
Industrial Energy Europe & ROW	3,162	2,014	6,252	3,598
Unallocated corporate expenses	1,244	1,478	2,720	2,297
	$22,376	$16,736	$45,968	$36,268
(a) See Note 13 to the Consolidated Financial Statements.

(17)  RELATED PARTY TRANSACTIONS
Robert M. Caruso, the Company's President and Chief Executive Officer, and Edgar W. Mosley, Jr., the Company's Chief Restructuring Officer, are employed by Alvarez & Marsal North America, LLC ("Alvarez & Marsal" or "A&M") as Managing Director and Senior Director, respectively. A&M has been retained by the Company in connection with its Chapter 11 restructuring. Mr. Caruso, who has been associated with A&M since 2006, remains a Managing Director while serving as the Company's President and Chief Executive Officer. Mr. Mosley has been with A&M since 2008, and remains a Senior Director of A&M while serving as the Company's Chief Restructuring Officer. In addition, Mr. Caruso holds a minority equity interest in A&M's parent company which indirectly entitles him to a share of A&M's profits.
Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and A&M ("Services Agreement"), the Company retained A&M in connection with its Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Messrs. Caruso and Mosley and hourly fees for the services of other temporary personnel of A&M and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Messrs. Caruso and Mosley) are compensated by

A&M independently pursuant to their arrangements with A&M. The Services Agreement also provides for payment of a one-time success fee to A&M as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.8 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses the Company incurred under the Services Agreement amounted to $5.3 million for the three months ended September 30, 2014 compared to $7.8 million for the three months ended September 30, 2013 and $11.4 million for the six months ended September 30, 2014 compared to $11.5 million for the six months ended September 30, 2013.
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
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.
Executive Overview
The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
Transportation markets include original equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles including Stop & Start; micro-hybrid flooded (“MHF”) and AGM, and other automotive applications. Industrial markets include batteries for telecommunications systems, utilities, railroads, computer installation and data centers, material handling, mining, and other electric commercial vehicles.
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
The Company is operating as a Debtor-in-Possession ("DIP") under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a DIP, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the

Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing Exide to pay pre-petition obligations to, among other parties, (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to the Company's operations.
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
Plan of reorganization. Under Chapter 11 of the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Company's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. On October 15, 2013, the Bankruptcy Court entered an order extending the Company's exclusive period to file a plan of reorganization to May 31, 2014, and the period to solicit acceptances of a plan to July 24, 2014. On May 13, 2014, the Company filed a motion to further extend the exclusivity period to file a plan to July 31, 2014, and to September 30, 2014, to solicit acceptances for a plan. By an order entered July 1, 2014, the Bankruptcy Court approved the extensions. On July 30, 2014, the Company filed a motion with the Bankruptcy Court seeking a further extension of the exclusivity period to file a plan to December 10, 2014, and to solicit acceptances of a plan to February 10, 2015. This final extension of the exclusivity periods was approved by the Bankruptcy Court by order entered August 29, 2014. On November 6, 2014, in connection with its order approving the Maturity Extension Amendment, the Bankruptcy Court entered an order terminating the Company’s exclusive period to file a plan of reorganization. As a result, any party in interest may file a plan of reorganization for the Company. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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

On November 4, 2014, the Company entered into a PSA with Consenting UNC Members, pursuant to which the Consenting UNC Members have agreed to support the terms of a POR Term Sheet, pursuant to which the Company would emerge from chapter 11. The PSA and POR Term Sheet are conditioned upon the negotiation of, and agreement to, definitive documents (including a plan of reorganization, disclosure statement, backstop commitment agreement, and other related documents and agreements), all of which must be reasonably acceptable to the Consenting UNC Members. The PSA and POR Term Sheet contemplate a dual-track plan and sale process, which affirmatively requires the Company to run a sale process concurrently with the plan process. The PSA requires Consenting UNC Members, subject to the terms and conditions thereof, to vote in favor of and affirmatively support a plan of reorganization on the terms set forth in the POR Term Sheet in their capacity as both senior secured noteholders and term loan lenders under the DIP Credit Agreement.
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
Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 42.8% of the Company’s cost of goods sold for the six months ended September 30, 2014. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 2.9% from $2,079 per metric ton for the six months ended September 30, 2013 to $2,139 per metric ton for the six months ended

September 30, 2014. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
In the Americas, the Company typically obtains the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent battery collectors. Historically, recycling in the Americas has helped the Company control the cost of its principal raw material compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries decreased approximately 5.1% for the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. The Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market. During the six months ended September 30, 2014 the Company's Vernon, California recycling facility was temporarily suspended for the respective period. The Company was forced to procure lead from alternative sources, including tollers.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the euro. For the six months ended September 30, 2014, the average exchange rate of the euro to the U.S. dollar has increased 2.4% on average to $1.35 compared to $1.32 for six months ended September 30, 2013. At September 30, 2014, the euro was $1.26 as compared to $1.38 at March 31, 2014. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the six months ended September 30, 2014, approximately 61.5% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.0% of the Company’s aggregate accounts receivable and inventories as of September 30, 2014 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance could be adversely impacted.
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

•	Continued factory and distribution productivity improvements through the Company’s established Lean/Six Sigma program, as well as the Value Analysis Value Engineering (“VAVE”).

•
An enhanced focus on growth of the Industrial Energy Americas business through increased new product offerings (Tubular Motive Power, High Frequency Chargers, etc.), increases in capacity and a larger and more distributed sales and service team tied to the Transportation branch network.

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
Results of Operations
Three months ended September 30, 2014 compared with the three months ended September 30, 2013
Net Sales
Net sales were $655.0 million for the three months ended September 30, 2014 compared to $697.8 million for the three months ended September 30, 2013. Foreign currency translation had an unfavorable impact on net sales for the three months ended September 30, 2014 of approximately $1.8 million. Excluding foreign currency translation, net sales decreased by approximately $41.0 million, or 5.9%, primarily due to the exit of certain OE contracts in Transportation Americas, capital spending delay by a certain significant Network Power customer in the Americas, partially offset by higher units sales in both of the Company’s Europe & ROW segments. Additionally, lead related pricing actions had an estimated $6.5 million unfavorable impact on net sales. See segment discussion below.
Net sales by operating segment:

			FAVORABLE / (UNFAVORABLE)
	Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	September 30, 2014	September 30, 2013
	(In thousands)
Transportation Americas	$159,902	$185,233	$(25,331)	$(1,323)	$(24,008)
Transportation Europe & ROW	223,121	219,732	3,389	(965)	4,354
Industrial Energy Americas	77,122	104,741	(27,619)	(279)	(27,340)
Industrial Energy Europe & ROW	194,830	188,096	6,734	760	5,974
	$654,975	$697,802	$(42,827)	$(1,807)	$(41,020)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 13.0% primarily due to the exit from OE automotive contracts, 8.8% lower aftermarket unit sales, and $2.9 million lower third party lead and tolling sales resulting from the temporary suspension of the Company’s Vernon, California recycling plant in the current fiscal year.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, increased 2.0% primarily due to stronger unit sales in the OE and aftermarket channels. Lead related pricing actions had an unfavorable impact of $4.8 million.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 26.1% primarily due to lower unit sales in the Network Power as a result of capital spending delay from a certain significant customer, partially offset by 2.5% higher unit sales in the Motive Power market, including higher priced Tubular product.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, increased 3.2% primarily due to higher military sales in Europe combined with a solar project in Australasia, partially offset by lower unit sales across all other markets. Lead related pricing actions had an unfavorable impact of $2.4 million.
Gross Profit
Gross profit was $91.0 million for the three months ended September 30, 2014 compared to $96.7 million for the three months ended September 30, 2013. Gross margin remained flat to the comparable prior year period at 13.9% of net sales. See further discussion of operating segments below under the caption “Operating income (loss) by operating segment".
Operating Expenses
Selling and administrative expenses were $93.9 million for the three months ended September 30, 2014 compared to $88.7 million for the three months ended September 30, 2013. Excluding foreign currency translation impact, this increase is due to higher personnel and recruitment costs, and higher professional fees, principally related to matters pertaining to the Company's Vernon, California recycling facility.
Restructuring and impairment expenses were $15.0 million for the three months ended September 30, 2014 compared to $2.6 million for the three months ended September 30, 2013. Excluding foreign currency translation impact, this increase is primarily due to a $12.5 million asset impairment charge related to a certain closed recycling facility.
Operating Income (Loss)
Operating income (loss) was $(17.9) million in the three months ended September 30, 2014 compared to $5.4 million in the three months ended September 30, 2013. See segment discussion below.
Operating income (loss) by operating segment:

	Three Months Ended
	September 30, 2014		September 30, 2013		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(8,626)	(5.4)%	$(5,119)	(2.8)%	$(3,507)	$(59)	$(3,448)
Transportation Europe & ROW	6,007	2.7%	4,498	2.0%	1,509	(201)	1,710
Industrial Energy Americas	5,414	7.0%	13,074	12.5%	(7,660)	(72)	(7,588)
Industrial Energy Europe & ROW	4,731	2.4%	4,172	2.2%	559	177	382
Unallocated corporate	(10,499)	n/a	(8,585)	n/a	(1,914)	64	(1,978)
	(2,973)	(0.5)%	8,040	1.2%	(11,013)	(91)	(10,922)
Restructuring and impairments, net	(14,950)	n/a	(2,601)	n/a	(12,349)	12	(12,361)
Operating income (loss)	$(17,923)	(2.7)%	$5,439	0.8%	$(23,362)	$(79)	$(23,283)
Gross margins by operating segment:

	Three Months Ended
	September 30, 2014	September 30, 2013
Transportation Americas	11.5%	11.6%
Transportation Europe & ROW	11.9%	11.3%
Industrial Energy Americas	22.0%	22.7%
Industrial Energy Europe & ROW	14.9%	14.2%
	13.9%	13.9%
Transportation Americas operating loss, excluding foreign currency translation impact, changed primarily due to approximately $5.8 million costs resulting from the temporary suspension of and professional fees relating to its Vernon, California recycling facility. These incremental expenses consist of higher lead purchase cost as well as idle plant costs including the impact of the workforce. This was partially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, lower input costs, improved productivity at the Salina, Kansas facility, and lower SG&A expenses. The Company currently estimates the full operation of the Vernon, California recycling facility will not occur until after installation of the equipment required under the SCAQMD order expected to be completed in the latter part of the fourth quarter of fiscal 2015 should the Company decide to proceed (see Note 11 to the Consolidated Financial Statements). If the Company is unable to find adequate sources of lead or if the Company procures such sources of lead at significantly higher cost, such circumstances would result in a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
Transportation Europe & ROW operating income, excluding foreign currency translation impact, increased primarily due to improved margin on higher OE volumes, price stability despite lower input costs, and continued lower scrap costs. The prior year results were significantly impacted from higher purchased lead costs and the lag impact of lead escalators on net sales.
Industrial Energy Americas operating income, excluding foreign currency translation impact, decreased primarily due to the impact resulting from a dramatic reduction in Network Power volume driven by a significant downward revision in the capital spending pattern of a certain significant customer.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, increased primarily due to higher volumes and favorable channel mix.
Unallocated corporate expenses increased primarily due to higher professional fees, principally related to matters pertaining to the Company's Vernon, California recycling facility.
Other (Income) Expense, net
Other (income) expense, net was $16.0 million for the three months ended September 30, 2014 compared to $(7.5) million for the three months ended September 30, 2013. The change primarily results from unfavorable currency remeasurement on euro denominated inter-company borrowings versus the prior year.
Interest Expense, net
Interest expense was $37.8 million for the three months ended September 30, 2014 compared to $30.5 million for the three months ended September 30, 2013. The change is due to higher average borrowings under the DIP Credit Facility and higher amortization of deferred financing costs related to the DIP Credit Facility and amendments thereto. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise, including the $675.0 million of senior secured notes.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information, see Note 1 to the Consolidated Financial Statements.
Income Taxes

	Three Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Loss before income taxes	$(91,555)	$(36,990)
Income tax provision	4,765	2,975
Effective tax rate	(5.2)%	(8.0)%
The income tax expense for the second quarter of fiscal 2015 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the second quarter of fiscal 2015 was affected by the recognition of $35.1 million in valuation allowances on current period tax benefits.
The income tax expense for the second quarter of fiscal 2014 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the second quarter of fiscal 2014 was affected by the recognition of $18.7 million in valuation allowances on current period tax benefits.
Six months ended September 30, 2014 compared with the six months ended September 30, 2013
Net Sales
Net sales were $1.31 billion for the six months ended September 30, 2014 compared to $1.38 billion for the six months ended September 30, 2013. Foreign currency translation (primarily the strengthening of the euro against the U.S.) had a favorable impact on net sales in the six months ended September 30, 2014 by approximately $11.4 million. Excluding foreign currency translation impact, net sales decreased by approximately $84.9 million, or 6.2%, primarily due to the exit of certain OE contracts in Transportation Americas, capital spending delay by a certain significant Network Power customer in the Americas, and lower unit sales in Industrial Europe & ROW, and lower third party lead sales partially offset by stronger unit sales in the OE channel in Transportation Europe and ROW. Additionally, lead related pricing actions had an estimated $15.3 million unfavorable impact on net sales.
Net sales by operating segment:

			FAVORABLE / (UNFAVORABLE)
	Six Months Ended		TOTAL	Currency Related	Non-Currency Related
	September 30, 2014	September 30, 2013
	(In thousands)
Transportation Americas	$318,656	$375,445	$(56,789)	$(2,972)	$(53,817)
Transportation Europe & ROW	414,452	406,169	8,283	6,989	1,294
Industrial Energy Americas	184,969	206,358	(21,389)	(611)	(20,778)
Industrial Energy Europe & ROW	388,483	392,072	(3,589)	7,997	(11,586)
	$1,306,560	$1,380,044	$(73,484)	$11,403	$(84,887)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 14.3% primarily due to the exit from OE automotive contracts, 8.8% lower aftermarket unit sales partially due to lost customers, and $6.4 million lower third party lead and tolling sales resulting from the temporary suspension of the Company’s Vernon, California recycling plant in the current fiscal year.

Transportation Europe & ROW net sales, excluding foreign currency translation impact, increased 0.3% primarily due to 5.1% higher unit sales in the OE channel, partially offset by softer aftermarket unit sales and an estimated $9.8 million of unfavorable lead-related pricing actions.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 10.1% primarily due to lower unit sales in Network Power as a result of capital spending delay from a certain significant customer, partially offset by 4.6% higher unit sales in the Motive Power market, including higher average selling prices on Tubular units.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, decreased 3.0% primarily due to lower unit sales across all markets coupled with an estimated $6.9 million of unfavorable lead-related pricing actions.
Gross Profit
Gross profit was $165.0 million for the six months ended September 30, 2014 compared to $172.8 million for the six months ended September 30, 2013. Gross margin increased slightly to 12.6% of net sales from 12.5% of net sales in the prior year. See further discussion below under the caption “Operating income (loss) by operating segment".
Operating Expenses
Selling and administrative expenses were $183.6 million for the six months ended September 30, 2014 compared to $180.9 million for the six months ended September 30, 2013. Excluding foreign currency translation impact, this increase is due to higher professional fees, principally related to matters pertaining to the Company's Vernon, California recycling facility, partially offset by headcount reductions and lower employee compensation related expenses.
Restructuring and impairment expenses were $17.6 million for the six months ended September 30, 2014 compared to $11.3 million for the six months ended September 30, 2013. Fiscal 2015 restructuring and impairment expenses included a $12.5 million asset impairment charge related to a certain closed recycling facility and closure costs for the Horten, Norway facility. Fiscal 2014 restructuring and impairment expenses included costs related to the Company’s Transportation Americas headcount reduction and exit of the Vortex product line and related costs. The remainder related to certain headcount reductions in Europe and the corporate headquarters.
Operating Income (Loss)
Operating income (loss) was $(36.1) million in the six months ended September 30, 2014 compared to $(19.4) million in the six months ended September 30, 2013. See segment discussion below.
Operating income (loss) by operating segment:

	Six Months Ended
	September 30, 2014		September 30, 2013		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(29,279)	(9.2)%	$(21,064)	(5.6)%	$(8,215)	$(73)	$(8,142)
Transportation Europe & ROW	6,455	1.6%	(29)	—%	6,484	(224)	6,708
Industrial Energy Americas	10,762	5.8%	17,700	8.6%	(6,938)	(86)	(6,852)
Industrial Energy Europe & ROW	9,158	2.4%	10,250	2.6%	(1,092)	308	(1,400)
Unallocated corporate	(15,604)	n/a	(14,948)	n/a	(656)	(117)	(539)
	(18,508)	(1.4)%	(8,091)	(0.6)%	(10,417)	(192)	(10,225)
Restructuring and impairments, net	(17,632)	n/a	(11,325)	n/a	(6,307)	54	(6,361)
Operating loss	$(36,140)	(2.8)%	$(19,416)	(1.4)%	$(16,724)	$(138)	$(16,586)

Gross margins by operating segment are shown below:

	Six Months Ended
	September 30, 2014	September 30, 2013
Transportation Americas	7.4%	9.1%
Transportation Europe & ROW	11.7%	10.2%
Industrial Energy Americas	18.5%	19.5%
Industrial Energy Europe & ROW	15.2%	14.5%
	12.6%	12.5%
Transportation Americas operating loss, excluding foreign currency translation impact, changed as a result of approximately $16.9 million unfavorable manufacturing costs resulting from the temporary suspension of the Vernon, California facility for the entirety of the fiscal year. These incremental expenses consist of higher lead purchase cost as well as idle plant costs including the impact of the workforce. This was partially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, lower input costs, improved productivity at the Salina, Kansas facility, and lower SG&A expenses.
Transportation Europe & ROW operating income (loss), excluding foreign currency translation impact, increased as a result of improved margin from higher OE volumes, price stability despite lower input costs, better manufacturing performance and continued lower scrap costs across the business.
Industrial Energy Americas operating income, excluding foreign currency translation impact, decreased as a result of the impact of Network Power volume decline by a certain significant customer, partially offset by higher Motive Power sales and improved manufacturing performance in our Columbus, Georgia facility.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, decreased as a result of slightly lower unit sales across all channels.
Unallocated corporate operating loss, excluding foreign currency translation impact, increased as a result of higher professional fees, principally related to matters pertaining to the Company's Vernon, California recycling facility, partially offset by headcount reductions and lower employee compensation related expenses.
Other (Income) Expense, net
Other (income) expense, net was $16.7 million for the six months ended September 30, 2014 compared to $(2.3) million in the six months ended September 30, 2013. The change primarily results from unfavorable currency remeasurement on euro denominated inter-company borrowings versus the prior year.
Interest Expense, net
Interest expense was $71.1 million for the six months ended September 30, 2014 compared to $51.9 million for the six months ended September 30, 2013. The change is due to higher average borrowings under the DIP Credit Facility and higher amortization of deferred financing costs related to the DIP Credit Facility and amendments thereto. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise, including the $675.0 million of senior secured notes.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information, see Note 1 to the Consolidated Financial Statements.
Income Taxes
Income Taxes consisted of the following:

	Six Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Loss before income taxes	$(161,333)	$(127,905)
Income tax provision	6,370	3,284
Effective tax rate	(3.9)%	(2.6)%

The income tax expense for the first six months of fiscal 2015 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first six months of fiscal 2015 was affected by the recognition of $63.3 million in valuation allowances on current period tax benefits.
The income tax expense for the first six months of fiscal 2014 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first six months was affected by the recognition of $44.6 million in valuation allowances on current period tax benefits.
Liquidity and Capital Resources
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and as a result, the senior secured notes, convertible notes, and the Company's prior revolving credit facility had been accelerated and became due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions against the Company's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Company secured the DIP Credit Facility, as amended with an aggregate principal amount of approximately $535.0 million.
As of September 30, 2014, the Company had cash and cash equivalents of $73.1 million and availability under the ABL revolving credit facility of $48.1 million. At March 31, 2014, the Company had cash and cash equivalents of $103.7 million and availability under the ABL revolving credit facility of $129.4 million.
DIP Facilities
In connection with the Chapter 11 Case, the Company has entered into a DIP Credit Facility on the terms set forth in the DIP Credit Agreement as amended. The DIP Credit Agreement as amended provides for senior secured superpriority DIP financing facilities in an aggregate amount of up to $535.0 million, consisting of a $200.0 million senior secured asset based revolving credit facility ("ABL revolving credit facility"), subject to a borrowing base, and a $335.0 million "last out" term loan facility. The DIP Credit Agreement also provides a $25.0 million swingline facility sub-limit. The two separate tranches in the $200.0 million ABL revolving credit facility provides: (i) a $98.0 million facility under which only advances denominated in U.S. dollars can be drawn; and (ii) a $102.0 million facility under which advances denominated in U.S. dollars or euros can be drawn.
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
Effective June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminated the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.
Also, effective on June 27, 2014, the Company entered into the fifth amendment to the DIP Credit Agreement, which, among other things, extended to August 15, 2014 the date by which the Company was required to deliver annual audited financial statements and the related Compliance Certificate for the fiscal year of the Company ended March 31, 2014.

On July 22, 2014, the Company entered into the sixth amendment to the DIP Credit Agreement, which, among other things, eliminated restrictions on capital expenditures; modified the definition of EBITDA and adjusted the minimum EBITDA covenant to include the period October through November 2014 and address lower anticipated earnings through the end of calendar 2014; and permitted additional term loan financing in an aggregate amount not to exceed $65.0 million (“Upsizing Amendment”), subject to satisfaction of certain conditions including approval by the Bankruptcy Court. All of the lenders under the DIP Credit Agreement approved an extension to the DIP maturity date to December 31, 2014 pursuant to the sixth amendment; however, certain of the conditions to an extension pursuant to the sixth amendment were not satisfied.
On July 25, 2014, the Company entered into the seventh amendment to the DIP Credit Agreement (the "Maturity Extension Amendment"), which eliminated the milestone related to filing a plan of reorganization.
On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment. Certain members of the Unofficial Committee of Senior Secured Noteholders (“UNC”) provided additional term loan financing with net cash proceeds of $60.0 million pursuant to a commitment letter executed by such members of the UNC and the Company.
On October 9, 2014, the Company entered into the eighth amendment to the DIP Credit Agreement which, among other things, modified the DIP Credit Agreement as follows:

•	Extended the maturity date from October 14, 2014 to March 31, 2015;

•	Established certain milestones relating to the Company’s restructuring efforts and modified the requirements for an acceptable reorganization plan;

•	Eliminated reinvestment rights with respect to dispositions triggering mandatory prepayments;

•	Modified certain limitations relating to expense reimbursement;

•
Modified the financial covenant relating to minimum liquidity of the loan parties, added financial covenants relating to minimum liquidity of the Company and maximum capital expenditures and eliminated the financial covenant relating to minimum twelve-month trailing EBITDA;

•
Modified the definitions of Permitted Dispositions and Permitted Indebtedness and limited the availability of certain baskets under the definition of Permitted Indebtedness to amounts outstanding as of October 9, 2014;

•	Modified certain agent and lender voting and consent thresholds;

•	Reduced to $200.0 million from $225.0 million the commitments under the DIP Credit Agreement’s ABL revolving credit facility; and

•	Conditioned future borrowings under the ABL revolving credit facility on unrestricted cash not exceeding $50.0 million.

Pursuant to the Maturity Extension Amendment, the Company and the lenders under the DIP Credit Agreement approved certain additional fees and an increase to the applicable margin under the ABL revolving credit facility: (a) revolving loans shall bear interest at a rate of (i) with respect to amounts outstanding on or prior to December 31, 2014 (retroactive to October 9, 2014), LIBOR plus 4.00% per annum and (ii) thereafter, LIBOR plus 4.50% per annum, (b) the fees payable for unused revolving commitments shall be increased to (i) with respect to such fees payable on or prior to December 31, 2014 (retroactive to October 9, 2014), 1.00% per annum and (ii) thereafter, 1.50% per annum, (c) a one-time duration fee of 0.50% of the aggregate principal amount of term loans outstanding and revolving commitments available as of December 30, 2014 shall be payable to lenders on such date and (d) a monthly facility fee of 0.1% of the aggregate principal amount of term loans outstanding shall be payable to term loan lenders. The term loan continues to bear interest at a rate of 9.0% per annum.
On October 31, 2014, the Bankruptcy Court entered an order approving the Maturity Extension Amendment.
On November 4, 2014, the Company entered into the ninth amendment to the DIP Credit Agreement, which eliminated entry of an order terminating the Company’s exclusive period to file a plan of reorganization as an event of default under the DIP Credit Agreement.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur of: (i) March 31, 2015; (ii) the effective date of a plan of reorganization; or (iii) the acceleration of such loans. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the U.S. Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of equity interests of certain of the Borrowers’ direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, cumulative total adjusted operating cash flows and maximum capital expenditures.
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
At September 30, 2014, the Company had outstanding letters of credit with a face value of $33.7 million and surety bonds with a face value of $56.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year subject to the terms of the DIP Credit Facility. Collateral held by the surety in the form of letters of credit at September 30, 2014, pursuant to the terms of the DIP Credit Agreement was $22.9 million.
Certain of the Company's European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2014, bank guarantees issued on behalf of the Company’s European and Asia pacific subsidiaries with an aggregate face value of $10.4 million were outstanding.
At September 30, 2014, the Company was in compliance with covenants contained in the DIP Credit Agreement.
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
Cash used in operating activities was $110.8 million and $222.8 million in the six months ended September 30, 2014 and 2013, respectively. The prior year increased usage primarily relates to Debtor Chapter 11 reorganization fees and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection.
Cash used in investing activities primarily consisted of capital expenditures of $46.0 million and $36.3 million in the six months ended September 30, 2014 and 2013, respectively. The six months ended September 30, 2014 include proceeds of $7.2 million related to the sale of non-core businesses and assets.
Cash provided by financing activities was $121.7 million and $230.2 million in the six months ended September 30, 2014 and 2013, respectively. The current period includes additional borrowings under the DIP Credit Facility. The prior year increase was primarily due to proceeds received from the initial funding under the DIP Credit Facility, partially offset by DIP related financing fees.

The fiscal 2015 pension plan and other post-retirement contributions are estimated to be $17.3 million and $1.7 million, respectively, which the Company has funded $9.7 million of during the six months ended September 30, 2014.
On January 10, 2014, the SCAQMD adopted an amended rule that contained new emissions and equipment requirements with varying compliance dates, including an April 10, 2014 deadline that would require the Company to operate the furnaces at the Vernon, California facility under continuous "negative pressure" ("Rule 1420.1"). In response, the Company initiated two separate related proceedings on February 7, 2014: (i) a Petition for Variance before the SCAQMD Hearing Board, requesting a delay of the negative pressure requirement until December 31, 2014, and (ii) a Writ of Mandamus in Superior Court of Los Angeles County, seeking to invalidate the negative pressure requirement of Rule 1420.1. Additionally, on February 21, 2014, the Company filed a request for a preliminary injunction that would temporarily suspend the April 10, 2014, deadline until such time as the Superior Court could conduct a trial on the Writ of Mandamus.
On April 7, 2014, the Los Angeles County Superior Court denied the Company's preliminary injunction. Additionally, on April 8, 2014, the SCAQMD Hearing Board denied the Company's variance request. As a result of these two decisions, the Company suspended operations at the Vernon, California facility until such time as the Company can design, engineer, permit, install, and test new equipment needed to achieve the new standard under Rule 1420.1.
On July 10, 2014 the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of the Stipulated OAs. The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon, California facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in the latter part of the fourth quarter of fiscal 2015 should the Company decide to proceed.
On November 6, 2014, the Company agreed to a comprehensive Stipulation and Order resolution with DTSC relating to the Company’s Vernon, California recycling facility, which is subject to bankruptcy court approval. For additional information concerning this matter, see Note 11 to the Consolidated Financial Statements.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $83.5 million and $87.5 million of accounts receivable as of September 30, 2014 and March 31, 2014, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes to the quantitative and qualitative market risks as of September 30, 2014 are described in Item 2 above. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 for further information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Examples of forward-looking statements include, but are not limited to (i) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the a of currency translations, capital structure, and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors, or regulating authorities, (iii) statements of future economic performance, and (iv) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization, (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection, (iii) the ability of Exide to comply with the terms of the DIP Credit Facility, (iv) the Company's ability to obtain additional financing, (v) the Company's ability to retain key management and employees, (vi) customer response to the Chapter 11 filing, (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the Company's Chapter 11 filing, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) the Company’s ability to implement and fund business strategies based on current liquidity, (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (xv) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (xvi) competitiveness of the battery markets in the Americas and Europe, (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations, and possible terrorist attacks against U.S. interests, (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xix) general economic conditions, (xx) the Company’s ability to successfully pass along increased material costs to its customers, (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, (xxii) the Company’s ability to resume operations at its Vernon, California recycling facility, and (xxiii) those risk factors described in the Company’s Form 10-K for the fiscal ended March 31, 2014.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at September 30, 2014, totaled approximately $818.6 million.

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
10.75
Amendment No. 8, dated as of October 9, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as a U.S. Borrower, Exide Global Holdings Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N. A., as Agent, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K (file no. 001-11263), dated October 10, 2014.

*10.76
Amendment No. 9, dated as of November 4, 2014, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as a U.S. Borrower, Exide Global Holdings Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N. A., as Agent.

10.77
Plan Support Agreement and Term Sheet attached thereto, dated November 4, 2014, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K (file no. 001-11263), dated November 5, 2014.

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

Date: November 7, 2014