Form 10-Q
period 2014-12-31
EXIDE TECHNOLOGIES
filed 2015-02-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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
As of January 28, 2015, 77,998,699 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	$692,568	$759,666	$1,999,128	$2,139,710
Cost of sales	603,214	649,642	1,744,731	1,856,913
Gross profit	89,354	110,024	254,397	282,797
Selling and administrative expenses	85,523	94,668	269,074	275,532
Restructuring and impairments, net	278	3,329	17,910	14,653
Operating income (loss)	3,553	12,027	(32,587)	(7,388)
Other (income) expense, net	11,992	(3,648)	28,704	(5,990)
Interest expense, net	33,443	31,810	104,550	83,694
Loss before reorganization items, net	(41,882)	(16,135)	(165,841)	(85,092)
Reorganization items, net	18,391	16,998	55,765	75,943
Loss before income taxes	(60,273)	(33,133)	(221,606)	(161,035)
Income tax provision	3,007	1,344	9,377	4,628
Net loss	(63,280)	(34,477)	(230,983)	(165,663)
Net income (loss) attributable to noncontrolling interests	245	215	(15)	336
Net loss attributable to Exide Technologies	$(63,525)	$(34,692)	$(230,968)	$(165,999)
Loss per share
Basic	$(0.81)	$(0.44)	$(2.95)	$(2.13)
Diluted	$(0.81)	$(0.44)	$(2.95)	$(2.13)
Weighted average shares
Basic	78,246	78,265	78,243	78,033
Diluted	78,246	78,265	78,243	78,033
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss	$(63,280)	$(34,477)	$(230,983)	$(165,663)
Other comprehensive loss:
Foreign currency translation adjustment	(22,343)	5,422	(59,382)	24,977
Change in defined benefit liabilities, net	1,216	80	3,188	(338)
Total comprehensive loss	(84,407)	(28,975)	(287,177)	(141,024)
Comprehensive income (loss) attributable to noncontrolling interests	239	215	(17)	336
Comprehensive loss attributable to Exide Technologies	$(84,646)	$(29,190)	$(287,160)	$(141,360)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$54,979	$103,711
Accounts receivable, net	454,871	495,447
Inventories	488,895	483,218
Prepaid expenses and other current assets	43,044	47,874
Deferred income taxes	14,741	16,339
Total current assets	1,056,530	1,146,589
Property, plant and equipment, net	544,378	576,412
Other assets:
Goodwill and intangibles, net	126,217	142,381
Deferred income taxes	86,587	116,736
Other noncurrent assets	106,847	50,670
Total other assets	319,651	309,787
Total assets	$1,920,559	$2,032,788
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings	$2,690	$4,058
Current maturities of long-term debt	484,465	288,386
Accounts payable	249,218	268,828
Accrued expenses	261,132	263,904
Deferred income taxes	3,130	4,435
Total current liabilities	1,000,635	829,611
Long-term debt	13,750	15,533
Noncurrent retirement obligations	141,207	166,692
Deferred income taxes	13,862	25,332
Other noncurrent liabilities	58,370	64,493
Liabilities not subject to compromise	1,227,824	1,101,661
Liabilities subject to compromise	998,317	950,643
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 78,000 and 79,078 shares issued and outstanding	780	791
Additional paid-in capital	1,140,602	1,139,850
Accumulated deficit	(1,388,092)	(1,157,124)
Accumulated other comprehensive loss	(67,641)	(11,449)
Total stockholders’ deficit attributable to Exide Technologies	(314,351)	(27,932)
Noncontrolling interests	8,769	8,416
Total stockholders’ deficit	(305,582)	(19,516)
Total liabilities and stockholders’ deficit	$1,920,559	$2,032,788
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(230,983)	$(165,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,785	60,129
Loss (gain) on asset sales / impairments, net	13,491	(4,693)
Non-cash reorganization items	—	12,301
Deferred income taxes	5,841	(2,213)
Provision for doubtful accounts	2,101	1,018
Non-cash stock compensation	753	2,566
Amortization of deferred financing costs	24,509	18,074
Currency remeasurement (gain) loss	28,821	(4,843)
Changes in assets and liabilities:
Receivables	(11,249)	(5,544)
Inventories	(43,740)	(19,294)
Other current assets	(6,999)	(22,704)
Payables	17,516	(111,070)
Accrued expenses	69,921	52,694
Other noncurrent liabilities	(11,059)	157
Other, net	(68,329)	(10,408)
Net cash used in operating activities	(150,621)	(199,493)
Cash Flows From Investing Activities:
Capital expenditures	(76,936)	(51,378)
Insurance proceeds	—	3,461
Proceeds from asset sales	7,624	4,191
Net cash used in investing activities	(69,312)	(43,726)
Cash Flows From Financing Activities:
Decrease in short-term borrowings	(3,074)	(14,996)
Increase in other debt	196,240	270,009
Financing fees and other	(16,057)	(29,221)
Net cash provided by financing activities	177,109	225,792
Effect of exchange rate changes on cash and cash equivalents	(5,908)	1,474
Net decrease in cash and cash equivalents	(48,732)	(15,953)
Cash and cash equivalents, beginning of period	103,711	104,289
Cash and cash equivalents, end of period	$54,979	$88,336

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period:
Interest	$31,006	$19,188
Income taxes (net of refunds)	5,929	8,490
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
While operating as a DIP under Chapter 11, the Debtor may sell, otherwise dispose of, or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the Consolidated Financial Statements.
Exide received Bankruptcy Court approval for, among other things, access to a DIP financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement (as amended, ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
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
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and, as a result, the Company's senior secured notes and convertible notes have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions, including the actions of the holders of the Company's senior secured notes and convertible notes, against the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.
On November 4, 2014, the Company entered into a plan support agreement (as amended, supplemented, or otherwise modified from time to time, the "PSA") with certain members (the "Consenting Unofficial Committee of Senior Secured Noteholders' Members" or "Consenting UNC Members") of the UNC, pursuant to which the Consenting UNC Members have agreed to support the terms of a plan of reorganization ("POR Term Sheet"), pursuant to which the Company would emerge from Chapter 11. The PSA and POR Term Sheet contemplate a dual-track plan and sale process, which affirmatively requires the Company to run a sale process concurrently with the plan process. The PSA requires Consenting UNC Members, subject to the terms and conditions thereof, to vote in favor of and affirmatively support a plan of reorganization on the terms set forth in the POR Term Sheet in their capacity as both senior secured noteholders and term loan lenders under the DIP Credit Agreement.
On November 17, 2014, the Company filed its proposed plan of reorganization as amended prior to the hearing on the disclosure statement (the "POR") and a disclosure statement with the Bankruptcy Court. The POR and disclosure statement were consistent with the terms of the PSA and related POR Term Sheet. On December 17, 2014, the Company filed a motion to approve the disclosure statement and solicitation procedures for voting on the POR.
On January 7, 2015, the parties executed a backstop commitment agreement (the “Backstop Commitment Agreement”). The POR also includes a rights offering of second lien convertible notes to certain holders of senior secured notes (together with oversubscription rights) of $175.0 million which is backstopped by Consenting UNC Members for $160.0 million pursuant to the Backstop Commitment Agreement. Contemporaneously with the execution of the Backstop Commitment Agreement, the Company and certain of the Consenting UNC Members entered into an amendment of the PSA to reflect the commitments of the Backstop Commitment Agreement. Concurrently, the Company filed motions seeking approval of both the PSA and the Backstop Commitment Agreement, as well as for procedures to conduct the rights offering in accordance with the POR and the Backstop Commitment Agreement.
On January 28, 2015, the Company entered into an agreement (the “GUC Trust Settlement Agreement”) with the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and certain members of the UNC that, among other things, provided for the transfer of certain assets to a trust for the benefit of the Company’s general unsecured creditors upon the effective date of the POR and that resolved certain other disputes among the parties. In addition, the Creditors’ Committee and its members agreed to support and vote to accept the POR. Concurrently, the Company filed a motion seeking Bankruptcy Court approval of the GUC Trust Settlement Agreement.
On February 4, 2015, the Bankruptcy Court entered orders approving the disclosure statement, solicitation procedures, the GUC Trust Settlement Agreement, the PSA, the Backstop Commitment Agreement, and the rights offering procedures. The Bankruptcy Court has scheduled a hearing to consider confirmation of the POR for March 27, 2015. The transactions contemplated by the POR, the GUC Trust Settlement Agreement, the PSA and the Backstop Commitment Agreement represent a heavily-negotiated business deal through which the Company has secured from a majority of the holders of the Company’s senior secured notes and the Creditors' Committee and members thereof (i) support regarding a plan of reorganization and (ii) a commitment to invest in the new business post-emergence from Chapter 11.
No assurance can be given as to the value, if any, that may be distributable to holders of the Company's various pre-petition liabilities and other securities. The Company expects that the ultimate value of any distribution to holders of its securities will be determined in connection with a plan of reorganization. At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company’s common stock has been delisted from trading on the Nasdaq Stock Market (“NASDAQ”) and the POR, if approved by the Bankruptcy Court, would result in the cancellation of the Company’s outstanding equity. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. Further, it is also expected that the Company's senior secured notes and convertible notes will suffer substantial impairment.
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
Reorganization Costs:
Reorganization items included in the Consolidated Financial Statements included costs directly related to the Chapter 11 proceedings, as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Professional fees	$18,391	$16,998	$55,765	$60,243
Write off debt financing costs/other	—	—	—	12,301
Other direct costs	—	—	—	3,399
Total	$18,391	$16,998	$55,765	$75,943
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

	December 31, 2014	March 31, 2014
	(In thousands)
Debt	$817,968	$788,376
Accrued interest	27,532	10,515
Accounts payable	75,714	72,275
Retirement obligations	52,861	52,864
Restructuring reserve	5,594	7,274
Other accrued liabilities	18,648	19,339
Total	$998,317	$950,643
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
Debtor's Statements of Operations

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Net sales	$253,290	$266,612	$764,612	$850,442
Cost of sales	228,790	230,420	691,378	748,340
Gross profit	24,500	36,192	73,234	102,102
Selling and administrative expenses	38,248	38,005	117,474	116,711
Restructuring and impairments, net	681	(1,239)	14,591	8,692
Operating loss	(14,429)	(574)	(58,831)	(23,301)
Other (income) expense, net	9,545	(3,671)	27,394	(32,359)
Loss (gain) in net earnings of subsidiaries	(7,292)	(6,224)	(1,804)	27,186
Interest expense, net	28,698	27,200	91,678	71,375
Loss before reorganization items, net	(45,380)	(17,879)	(176,099)	(89,503)
Reorganization items, net	18,145	16,783	54,869	74,248
Loss before income taxes	(63,525)	(34,662)	(230,968)	(163,751)
Income tax provision	—	30	—	2,248
Net loss attributable to Debtor	$(63,525)	$(34,692)	$(230,968)	$(165,999)

Debtor's Balance Sheet

	December 31, 2014	March 31, 2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,333	$17,349
Accounts receivable, net	98,120	133,384
Non-Debtor receivables	47,637	40,550
Inventories	201,588	196,129
Prepaid expenses and other current assets	27,558	37,594
Total current assets	379,236	425,006
Property, plant and equipment, net	231,003	228,297
Other assets:
Investments in non-Debtor subsidiaries	350,962	400,048
Non-Debtor loans	239,247	240,505
Other noncurrent assets	135,607	84,734
Total other assets	725,816	725,287
Total assets	$1,336,055	$1,378,590
LIABILITIES AND DEBTOR'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$483,783	$284,625
Accounts payable and accrued expenses	113,070	110,812
Total current liabilities	596,853	395,437
Other noncurrent liabilities	55,236	60,442
Liabilities not subject to compromise	652,089	455,879
Liabilities subject to compromise	998,317	950,643
DEBTOR'S DEFICIT
Total Debtor's deficit	(314,351)	(27,932)
Total liabilities and Debtor's deficit	$1,336,055	$1,378,590

Debtor's Statements of Cash Flows

	Nine Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Cash Flows From Operating Activities:
Net cash used in operating activities	$(164,857)	$(259,895)
Cash Flows From Investing Activities:
Capital expenditures	(28,287)	(21,808)
Proceeds from asset sales	27	111
Net cash used in investing activities	(28,260)	(21,697)
Cash Flows From Financing Activities:
Increase in other debt	196,173	295,653
Financing fees and other	(16,072)	(29,221)
Net cash provided by financing activities	180,101	266,432
Net decrease in cash and cash equivalents	(13,016)	(15,160)
Cash and cash equivalents, beginning of period	17,349	26,419
Cash and cash equivalents, end of period	$4,333	$11,259

(3) STOCKHOLDERS’ DEFICIT
The stockholders’ deficit accounts for both the Company and noncontrolling interests consisted of the following:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Deficit
	(In thousands)
As of March 31, 2014	$791	$1,139,850	$(1,157,124)	$(11,449)	$8,416	$(19,516)
Net loss	—	—	(230,968)	—	(15)	(230,983)
Defined benefit plans, net of tax of $349	—	—	—	3,188		3,188
Translation adjustment	—	—	—	(59,380)	(2)	(59,382)
Common stock issuance/other	(11)	(1)	—	—	370	358
Stock compensation	—	753	—	—		753
As of December 31, 2014	$780	$1,140,602	$(1,388,092)	$(67,641)	$8,769	$(305,582)

The accumulated other comprehensive loss, net of tax, consisted of the following:

	Defined Benefit Plans (a)	Cumulative Translation Adjustment	Total
	(In thousands)
As of March 31, 2014	$(71,417)	$59,968	$(11,449)
Other comprehensive income (loss) before reclassifications	1,037	(59,380)	(58,343)
Amounts reclassified from AOCI	2,151	—	2,151
Net change in other comprehensive income (loss)	3,188	(59,380)	(56,192)
As of December 31, 2014	$(68,229)	$588	$(67,641)
(a) See Note 10 to the Consolidated Financial Statements.

(4)  GOODWILL AND INTANGIBLES, NET
Goodwill and intangibles, net consisted of the following:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of December 31, 2014
Gross amount	$876	$56,488	$12,849	$99,399	$23,908	$193,520
Accumulated amortization	—	—	(10,770)	(43,915)	(12,618)	(67,303)
Total	$876	$56,488	$2,079	$55,484	$11,290	$126,217
As of March 31, 2014
Gross amount	$916	$61,532	$13,996	$107,993	$26,030	$210,467
Accumulated amortization	—	—	(10,961)	(44,349)	(12,776)	(68,086)
Total	$916	$61,532	$3,035	$63,644	$13,254	$142,381
Amortization of intangible assets for the nine months ended December 31, 2014 and 2013 was $5.0 million and $5.1 million, respectively. Excluding the impact of any future acquisitions, if any, the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.4 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5)  INVENTORIES
Inventories, valued using the first in, first out method, consisted of the following:

	December 31, 2014	March 31, 2014
	(In thousands)
Raw materials	$97,824	$94,694
Work-in-process	116,524	115,731
Finished goods	274,547	272,793
Total	$488,895	$483,218

(6)  OTHER NONCURRENT ASSETS
Other noncurrent assets consisted of the following:

	December 31, 2014	March 31, 2014
	(In thousands)
Deposits (a)	$68,306	$4,040
Deferred financing costs	6,336	14,773
Investment in affiliates	671	549
Capitalized software, net	2,791	3,864
Retirement plans	18,637	14,941
Other	10,106	12,503
Total	$106,847	$50,670
(a) Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(7)  DEBT
At December 31, 2014 and March 31, 2014, short-term borrowings of $2.7 million and $4.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories, and/or property. These borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates. The weighted average interest rate on short-term borrowings was 8.2% as of December 31, 2014 compared to 7.1% as of March 31, 2014, respectively.
Total long-term debt consisted of the following:

	December 31, 2014	March 31, 2014
	(In thousands)
DIP Credit Facility	$484,435	$284,625
Other loans including capital lease obligations	13,780	19,294
	498,215	303,919
Current maturities	(484,465)	(288,386)
Total long-term debt	$13,750	$15,533
Total debt, including short-term borrowings, at December 31, 2014 and March 31, 2014 was $500.9 million and $308.0 million, respectively.
In connection with the Chapter 11 Case, the Company has entered into a DIP Credit Facility on the terms set forth in the DIP Credit Agreement, as amended. The DIP Credit Agreement, as amended, provides for senior secured, superpriority DIP financing facilities in an aggregate amount of up to $535.0 million, consisting of a $200.0 million senior secured asset based revolving credit facility ("ABL revolving credit facility"), subject to a borrowing base, and a $335.0 million "last out" term loan facility. The DIP Credit Agreement also provides a $25.0 million swingline facility sub-limit. The two separate tranches in the $200.0 million ABL revolving credit facility provides: (i) a $98.0 million facility under which only advances denominated in U.S. dollars can be drawn; and (ii) a $102.0 million facility under which advances denominated in U.S. dollars or euros can be drawn.
On July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
On October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of cumulative total adjusted operating cash flows to exclude the effect of Frisco Escrow Account receipts from cumulative total adjusted operating cash flows.
On May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to 100.0 million euros from 75.0 million euros and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
On June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminated the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.
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
On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment. Certain members of the UNC provided additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.
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
On January 14, 2015, the Company entered into the tenth amendment to the DIP Credit Agreement, which extended the milestones for the (i) approval of the Company’s disclosure statement from January 15, 2015 until February 9, 2015 and (ii) confirmation of the Company's plan of reorganization from March 10, 2015 until March 25, 2015.
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

(8)  INTEREST EXPENSE, NET
Interest income of $0.1 million and $0.3 million was included in interest expense, net for the three months ended December 31, 2014 and 2013, respectively and $0.3 million and $0.7 million for the nine months ended December 31, 2014 and 2013, respectively.

(9)  OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Currency remeasurement (gain) loss (a)	$11,994	$(3,509)	$28,821	$(4,843)
Other	(2)	(139)	(117)	(1,147)
Total	$11,992	$(3,648)	$28,704	$(5,990)
(a) The currency remeasurement (gain) loss related primarily to intercompany loans to foreign subsidiaries denominated in euros.

(10)  EMPLOYEE BENEFITS
The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$482	$568	$1,530	$1,681
Interest cost	6,971	7,173	21,372	21,344
Expected return on plan assets	(7,680)	(7,603)	(23,343)	(22,663)
Amortization of:
Prior service cost	15	16	48	48
Actuarial loss	714	782	2,211	2,342
Net periodic benefit cost	$502	$936	$1,818	$2,752

	Other Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Components of net periodic benefit cost:
Service cost	$187	$189	$579	$572
Interest cost	204	245	624	740
Amortization of:
Prior service cost	(123)	(122)	(369)	(367)
Actuarial loss	87	169	261	508
Net periodic benefit cost	$355	$481	$1,095	$1,453
The estimated fiscal 2015 pension plan and other post-retirement plan contributions are $17.3 million and $1.7 million, respectively. The Company funded $14.0 million during nine months ended December 31, 2014.

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
In connection with BV’s cooperation with the above-described investigation, the Company discovered activities also in different segments of its Industrial Energy division in Austria, Belgium and Germany that appeared to have occurred in prior years that did not conform to the Company’s internal policies. Upon discovery of these facts, the Company commenced an internal investigation led by independent outside counsel. While a majority of the activities had ceased prior to the initiation of the internal investigation the Company promptly stopped any remaining ongoing conduct. The Company brought the matter to the attention of the appropriate competition authorities, and, in all affected jurisdictions, the Company has been cooperating with them in further information gathering. As a result of this action, the Company has been granted conditional immunity by regulators in Austria, Germany and Belgium. Additionally, the authority in Austria has decided that the actions would likely have fallen outside any applicable statute of limitations period and the authority has advised that it does not intend to pursue an investigation at this stage. The grants of immunity in Belgium and Germany, which are conditioned on factors that include the Company’s continued cooperation with authorities, should eliminate any governmental fines and penalties that could result if the reported conduct is found to violate applicable law in such jurisdictions. Should immunity be revoked, these investigations could result in significant penalties.
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
On August 8, 2014, the Company received a grand jury subpoena from the Department of Justice in the Central District of California in connection with a criminal investigation involving its Vernon, California recycling facility.  The subpoena requests the production of documents relating to materials transportation and air emissions.  The Company was informed that it and certain unidentified individuals are targets of the investigation.  The Company is cooperating with the investigation.  The Company cannot estimate the amount or range of loss, if any, in this matter, as such analysis would depend on facts and law that are not yet fully developed or resolved. The Company is currently in the process of collecting and producing documents in response to the grand jury subpoena.

Between December 22-24, 2014, six lawsuits were filed in the Superior Court of the State of California, County of Los Angeles, Central Division by or on behalf of more than 400 plaintiffs against current and former Exide officers and employees, including James Bolch, Phillip Damaska, Paul Hirt and Does 1-100 by multiple law firms seeking general, special, punitive and other damages for alleged personal injury, property damage, wrongful death and other claims related to alleged exposure to certain contaminants emitted or released from the Vernon recycling center. The Company is not a named defendant in any of the suits. Five of the six complaints contain virtually identical allegations including claims of negligence, negligence per se, private /public permanent/continuing nuisance causing special injury, private and public trespass, violation of California’s unfair trade practices act, misrepresentation and fraudulent concealment, and absolute liability for ultra-hazardous activity. One lawsuit also includes claims for alleged wrongful death, survival actions, and loss of consortium.
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
The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. In particular, the Company’s Vernon, California recycling facility is currently unable to comply with certain recently enacted regulations, and may not resume operations until the installation of certain equipment is completed currently expected in the first quarter of fiscal 2016 should the Company decide to proceed. Additionally, newly enacted legislation in California requires regulatory authorities to make a final determination on the Company's application for a permanent hazardous waste permit by December 31, 2015. The Company is uncertain whether it would be able to obtain such permit. The Company is currently working with the California Department of Toxic Substances Control ("DTSC") to resolve various outstanding issues in order to complete its permit applications after which the DTSC will proceed to a final permit decision in 2015.
On November 6, 2014, the Company agreed to a comprehensive Stipulation and Order resolving certain disputes with the DTSC relating to the Company’s Vernon, California recycling facility. The Stipulation and Order was approved by the bankruptcy court on November 20, 2014 and went effective November 21, 2014. The Stipulation and Order provides for, among other things, the following:
The Company has committed approximately $38.7 million to cover any closure-related activities in the event that the Vernon facility were to be closed, approximately $11.1 million of which is covered by an existing financial guarantee bond, which shall be maintained or renewed. On October 31, 2014, the Company paid $0.5 million into a closure trust fund. On November 21, 2014, the Company paid approximately $2.3 million into the closure trust fund. The Company has agreed to pay the remaining approximately $24.8 million into the closure trust fund in installments over ten years with approximately $2.8 million to be paid on each of (a) the effective date of the Company’s plan of reorganization and (b) November 1, 2015. Starting in 2016 through 2024, the Company has agreed to pay approximately $2.1 million per year until the trust is fully funded.
The Company will also remediate soil at certain homes identified by DTSC as potentially impacted by the Company, paying up to $9.0 million over the next five years for off-site residential soil corrective action pursuant to a schedule set forth in the Stipulation and Order; and the DTSC will agree to limit off-site residential soil corrective action to that amount for five years. Pursuant to the terms of the Stipulation and Order, after the agreement went into effect, the Company created a separate trust fund to satisfy residential off-site corrective action liability. On November 21, 2014, the Company paid $3.0 million into the residential corrective action liability trust fund.

The Company will continue to clean the exterior industrial areas directly surrounding the Vernon facility and prepare a study assessing other potential industrial corrective measures, if any, to be implemented five years after the agreement’s effective date. The Company will also prepare an on-site corrective measures study anticipated to be completed sometime in late calendar 2016. Following DTSC approval, the Company will finance the corrective action remedies by establishing a trust fund to be funded by annual payments made over ten years or sooner as to elements of the corrective action remedy that are to be completed on a shorter time frame.
On or about November 23, 2014, three days after the Vernon Stipulation and Order became effective, the Company paid to the DTSC approximately $1.3 million (the “Settlement Payment”) to resolve various alleged violations and to pay past oversight costs; the Company also agreed to take specific corrective actions to address the alleged violations. The Settlement Payment and agreement to take specific corrective actions was made without admitting liability. The DTSC will have allowed general unsecured claims in the bankruptcy case in the amounts of approximately $0.1 million and approximately $0.6 million for the DTSC prepetition oversight costs and California Environmental Quality Act compliance costs, as well as pre-petition penalties, respectively.
Upon the Company's payment of the above Settlement Payment, DTSC released the Company, its predecessors, successors, assigns, and affiliated subsidiaries and all of their officers, directors, agents, employees, consultants, insurers, and representatives from any and all monetary claims, fines, penalties, or other monetary liabilities solely for the settled matters as described in the Stipulation and Order.
Pursuant to an order of the Bankruptcy Court, as part of the Vernon Stipulation and Order, the DTSC was allowed general unsecured claims in the bankruptcy case in the amounts of approximately $0.1 million and approximately $0.6 million for the DTSC prepetition oversight costs and California Environmental Quality Act compliance costs, as well as prepetition penalties, respectively.
On January 30, 2015, the DTSC issued an order requiring the Company to further investigate possible contaminants located on or below the feed room floor at the Vernon, California facility and to provide further information for its plan to repair the feed room floor. Resolving issues related to the feed room floor may further delay resumptions of operations at the facility.
DTSC expressly has not committed to granting the Company its final hazardous waste permit, and the permitting process will continue under applicable law as discussed above. Further, the DTSC has stated that it will consider all past conduct when cosidering the Company's permit application for a final hazardous waste permit. Thus, the ultimate outcome is uncertain, and the Company’s failure to timely resume operations at the Vernon, California plant or obtain a permanent hazardous waste permit would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
On March 26, 2014, the Company was served with a Proposition 65 notification of violation and 60 day intent to sue regarding the Vernon, California facility from Shefa LMV LLC ("Shefa"). Shefa alleges that the Company failed to warn the community regarding chemical exposures, and further alleges that the Company has released chemicals into a source of drinking water. The Company believes Shefa's claim to be without merit. The Company is unaware whether Shefa will file a lawsuit based on the Proposition 65 notice, but if so, the Company intends to vigorously defend the lawsuit and pursue all available remedies.
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
On April 11, 2014, as a result of the Vernon, California facility allegedly exceeding the SCAQMD ambient air standard for lead, the SCAQMD filed a second petition seeking an order that the Company “cease and desist” from violating air quality standards, or in the alternative, to comply with other such conditions and increments of progress which the SCAQMD Hearing Board deems appropriate.
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
On July 10, 2014 (with a minor modification on January 13, 2015) the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of two Orders for Abatement ("Stipulated OAs"). The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon, California facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement with SCAQMD, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment currently expected to be completed in the first quarter of fiscal 2016 should the Company decide to proceed.
On January 16, 2014, the Company and unnamed individuals (“DOE Defendants”), were named as defendants in a civil lawsuit brought by the SCAQMD in the case captioned as People of the State of California, ex rel South Coast Air Quality Management District, a Public Entity v. Exide Technologies, Inc., and DOE Defendants 1 through 50. The SCAQMD subsequently amended its complaint. The SCAQMD alleges that the Company and the DOE Defendants failed to comply with several of the SCAQMD's rules related to operation of equipment or lead and arsenic emissions at the Company's Vernon, California lead recycling facility. The SCAQMD is seeking penalties in an amount not less than $40.0 million but filed a motion to amend its complaint to seek penalties in an amount up to $60.0 million. That motion remains pending. The Company denies the allegations in the lawsuit and intends to vigorously defend itself against such allegations. The matter is in discovery and presently scheduled for trial on September 15, 2015.
On May 22, 2014, the EPA served a Finding and Notice of Violation (“Federal NOV”) on the Company, alleging that the Company violated air quality standards for lead at various times in 2013 and 2014; the alleged violations are duplicative of those cited by the South Coast Air Quality Management District in its penalty action. EPA seeks civil penalties for these alleged violations. An initial conference seeking resolution of the matter was convened with the EPA on June 30, 2014 and discussions are anticipated at some point in the future regarding a resolution to the notice. EPA has also sought information from the Company under the Federal Clean Air Act and the Company has responded to all such EPA requests for information.
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
In September 2013 and April 2014, the Company received Notices of Violations/Findings of Violation issued by the EPA for alleged violations of air quality requirements related to its Muncie, Indiana recycling facility. The Company reasonably believes the proceeding may result in monetary sanctions to be paid to the EPA in excess of $0.1 million.
In March 2014, the Los Angeles County Board of Supervisors approved a motion creating a County Toxic Threat Strike Team (the “Strike Team”) comprised of various Los Angeles County agencies. Among other things, the Strike Team was granted the authority to identify recommended actions to achieve closure of the Company’s Vernon, California recycling facility while the Company’s final RCRA permit was pending. The Strike Team prepared reports but took no formal action to close the facility. In November 2014, the Los Angeles County Board of Supervisors approved a motion to authorize the County Counsel’s office to file a complaint against the Company, pending the resolution of a discussion between the Company and the County Counsel. Both the outcome of this discussion and the nature of the potential complaint are unknown.
In January 2015, the Los Angeles County District Attorney sent the Company a preliminary letter regarding potential legal actions. The Company is preparing to engage in a meeting with the County District Attorney to discuss the subject of the letter but the outcome of that discussion is unknown at this time.
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of December 31, 2014 and March 31, 2014, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $22.8 million and $25.5 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
The sites that currently have the largest environmental reserves include the following:
Tampa, Florida
The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, the Company is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $10.0 million to $14.0 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.
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
Guarantees
At December 31, 2014, the Company had outstanding letters of credit with a face value of $0.8 million and surety bonds with a face value of $47.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year subject to the terms of the DIP Credit Facility.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2014, bank guarantees with an aggregate face value of $9.8 million were outstanding.

(12)  INCOME TAXES
The effective tax rates for the three and nine months ended December 31, 2014 are (5.0)% and (4.2)%, respectively, as compared to the three and nine months ended December 31, 2013 effective tax rates of (4.1)% and (2.9)%, respectively. The effective tax rates for the three and nine months ended December 31, 2014 and 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
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
With respect to state and local jurisdictions and countries outside of the United States, with certain exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2007. The Company is currently undergoing tax audits which are in various steps in certain jurisdictions. Although the outcome of tax audits is always uncertain, the Company currently believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
The Company's unrecognized tax benefits decreased from $36.1 million to $33.2 million during the nine months ended December 31, 2014 primarily due to release of reserves upon the conclusion of the FY07 audit. The amount, if recognized, that would affect the Company's effective tax rate at December 31, 2014 is $28.6 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both December 31, 2014 and March 31, 2014, before any tax benefits, the Company had $1.0 million of accrued interest and penalties on unrecognized tax benefits.

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
During the nine months ended December 31, 2014, the Company recorded restructuring charges of $4.4 million, representing $2.2 million severance and $2.2 million closure costs. These restructuring charges primarily represent consolidation efforts in the Company’s workforce of approximately 42 positions. The impairments relate to closed facilities and other asset write offs of $13.5 million.
The following summarizes restructuring reserve activity and loss on asset sales/impairments, net:

	Severance Costs	Closure Costs	Total Restructuring	Loss on Asset Sales / Impairments, net	Total Restructuring / Impairments, net
	(In thousands)
As of March 31, 2014	$7,921	$6,714	$14,635
Expenses	2,208	2,211	4,419	$13,491	$17,910
Payments and currency translation	(8,246)	(2,378)	(10,624)
Reclassified to liabilities subject to compromise	(241)	(5,353)	(5,594)
As of December 31, 2014	$1,642	$1,194	$2,836
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
Restructuring and impairments, net by operating segment:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Transportation Americas	$635	$(1,306)	$14,497	$7,973
Transportation Europe & ROW	60	3,160	230	877
Industrial Energy Americas	256	77	364	233
Industrial Energy Europe & ROW	(673)	1,258	2,814	4,917
Unallocated corporate	—	140	5	653
Total	$278	$3,329	$17,910	$14,653

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
Due to a net loss for the three and nine months ended December 31, 2014 and 2013 certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive. Potentially dilutive shares consisted of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,198	3,697
Employee stock options	1,003	1,649
Restricted stock awards (non-vested)	162	469
Total	4,363	5,815

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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, DIP Credit Facility, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	December 31, 2014		March 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)		(In thousands)
Asset (liability):
Senior secured notes (a)	$(766,058)	$(38,305)	$(734,474)	$(560,955)
Convertible senior subordinated notes (a)	(51,900)	(519)	(51,900)	(12,988)
Commodity swap / forward (b)	(1,293)	(1,293)	(1,709)	(1,709)
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
The following table represents the Company's financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
As of December 31, 2014
Liability:
Commodity swap / forward	$(1,293)	$—	$(1,293)	$—

As of March 31, 2014
Liability:
Commodity swap / forward	(1,709)	—	(1,709)	—

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

Selected financial information concerning the Company’s reportable segments were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)		(In thousands)
Net sales
Transportation Americas	$179,066	$189,515	$497,722	$564,959
Transportation Europe & ROW	243,255	283,663	657,707	689,832
Industrial Energy Americas	71,526	75,375	256,495	281,734
Industrial Energy Europe & ROW	198,721	211,113	587,204	603,185
	$692,568	$759,666	$1,999,128	$2,139,710
Operating income (loss)
Transportation Americas	$(10,242)	$(280)	$(39,521)	$(21,344)
Transportation Europe & ROW	10,296	15,986	16,751	15,957
Industrial Energy Americas	4,159	4,785	14,921	22,486
Industrial Energy Europe & ROW	7,337	4,880	16,495	15,130
Unallocated corporate expenses	(7,719)	(10,015)	(23,323)	(24,964)
	3,831	15,356	(14,677)	7,265
Restructuring and impairments, net (a)	278	3,329	17,910	14,653
	$3,553	$12,027	$(32,587)	$(7,388)
Depreciation and Amortization
Transportation Americas	$6,305	$6,186	$17,670	$19,346
Transportation Europe & ROW	5,441	5,466	17,084	15,667
Industrial Energy Americas	2,726	2,869	7,955	8,732
Industrial Energy Europe & ROW	3,870	4,574	12,422	13,104
Unallocated corporate expenses	980	1,107	3,654	3,280
	$19,322	$20,202	$58,785	$60,129
Capital expenditures
Transportation Americas	$5,519	$5,422	$19,126	$18,406
Transportation Europe & ROW	12,675	5,079	32,360	21,075
Industrial Energy Americas	5,529	585	9,233	1,977
Industrial Energy Europe & ROW	5,991	2,809	12,243	6,406
Unallocated corporate expenses	1,254	1,219	3,974	3,514
	$30,968	$15,114	$76,936	$51,378
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
Pursuant to an Agreement dated June 9, 2013, as amended by a Letter Agreement dated July 25, 2013 between the Company and A&M ("Services Agreement"), the Company retained A&M in connection with its Chapter 11 restructuring. Under the Services Agreement, the Company is charged monthly fees for the services of Messrs. Caruso and Mosley and hourly fees for the services of other temporary personnel of A&M and its affiliates who are providing services to the Company (in an officer capacity or otherwise) and such temporary personnel (including Messrs. Caruso and Mosley) are compensated by

A&M independently pursuant to their arrangements with A&M. The Services Agreement also provides for payment of a one-time success fee to A&M as a result of our emergence from Chapter 11. The amount of the success fee could be up to $1.8 million, at the discretion of the Board of Directors and subject to approval by the U.S. Bankruptcy Court. Fees and expenses the Company incurred under the Services Agreement amounted to $4.5 million for the three months ended December 31, 2014 compared to $6.5 million for the three months ended December 31, 2013 and $15.8 million for the nine months ended December 31, 2014 compared to $18.1 million for the nine months ended December 31, 2013.
The Company understands from Messrs. Caruso and Mosley that they do not and will not, as applicable, directly receive a portion of the fees paid by the Company to A&M in respect of their monthly fees, the overall fee, the success fee, or any other fees relating to any other aspect of the Company's engagement of A&M. However, Messrs. Caruso and Mosley may be entitled to discretionary bonuses at the end of each A&M fiscal year which may, similar to other professional services firms, take into account revenues and expenses related to matters on which they have worked or managed. A&M has disclosed that the ultimate amount of Messrs. Caruso's and Mosley's compensation, which has not yet been determined, will depend on a number of factors related to, among other things, their performance as employees, their contribution to the revenue generating activities (including but not limited to the engagement for the Company), and A&M's overall financial results.

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
Transportation markets include original equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles including Stop & Start; micro-hybrid flooded (“MHF”) and absorbed glass mat ("AGM"), and other automotive applications. Industrial markets include batteries for Motive Power and Network Power applications. Motive Power batteries are used in the materials handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining, and the electric road vehicles market. Network Power batteries are used for backup power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway, and military applications.
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
While operating as a DIP under Chapter 11, the Debtor may sell, otherwise dispose of, or liquidate assets, or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications of assets and liabilities in the Consolidated Financial Statements.
Exide received Bankruptcy Court approval for, among other things, access to a DIP financing facility ("DIP Credit Facility") on the terms set forth in the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement (as amended, ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits, and to honor customer warranty, sales returns and rebate obligations. Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company's operations including employee obligations, taxes, and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Company has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
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
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and, as a result, the Company's senior secured notes and convertible notes have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions, including the actions of the holders of the Company's senior secured notes and convertible notes, against the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.
On November 4, 2014, the Company entered into a plan support agreement (as amended, supplemented, or otherwise modified from time to time, the "PSA") with certain members (the "Consenting Unofficial Committee of Senior Secured Noteholders' Members" or "Consenting UNC Members") of the UNC, pursuant to which the Consenting UNC Members have agreed to support the terms of a plan of reorganization ("POR Term Sheet"), pursuant to which the Company would emerge from Chapter 11. The PSA and POR Term Sheet contemplate a dual-track plan and sale process, which affirmatively requires the Company to run a sale process concurrently with the plan process. The PSA requires Consenting UNC Members, subject to the terms and conditions thereof, to vote in favor of and affirmatively support a plan of reorganization on the terms set forth in the POR Term Sheet in their capacity as both senior secured noteholders and term loan lenders under the DIP Credit Agreement.
On November 17, 2014, the Company filed its proposed plan of reorganization as amended prior to the hearing on the disclosure statement (the "POR") and a disclosure statement with the Bankruptcy Court. The POR and disclosure statement were consistent with the terms of the PSA and related POR Term Sheet. On December 17, 2014, the Company filed a motion to approve the disclosure statement and solicitation procedures for voting on the POR.

On January 7, 2015, the parties executed a backstop commitment agreement (the “Backstop Commitment Agreement”). The POR also includes a rights offering of second lien convertible notes to certain holders of senior secured notes (together with oversubscription rights) of $175.0 million which is backstopped by Consenting UNC Members for $160.0 million pursuant to the Backstop Commitment Agreement. Contemporaneously with the execution of the Backstop Commitment Agreement, the Company and certain of the Consenting UNC Members entered into an amendment of the PSA to reflect the commitments of the Backstop Commitment Agreement. Concurrently, the Company filed motions seeking approval of both the PSA and the Backstop Commitment Agreement, as well as for procedures to conduct the rights offering in accordance with the POR and the Backstop Commitment Agreement.
On January 28, 2015, the Company entered into an agreement (the “GUC Trust Settlement Agreement”) with the Official Committee of Unsecured Creditors (the “Creditors’ Committee”) and certain members of the UNC that, among other things, provided for the transfer of certain assets to a trust for the benefit of the Company’s general unsecured creditors upon the effective date of the POR and that resolved certain other disputes among the parties. In addition, the Creditors’ Committee and its members agreed to support and vote to accept the POR. Concurrently, the Company filed a motion seeking Bankruptcy Court approval of the GUC Trust Settlement Agreement.
On February 4, 2015, the Bankruptcy Court entered orders approving the disclosure statement, solicitation procedures, the GUC Trust Settlement Agreement, the PSA, the Backstop Commitment Agreement, and the rights offering procedures. The Bankruptcy Court has scheduled a hearing to consider confirmation of the POR for March 27, 2015. The transactions contemplated by the POR, the GUC Trust Settlement Agreement, the PSA and the Backstop Commitment Agreement represent a heavily-negotiated business deal through which the Company has secured from a majority of the holders of the Company’s senior secured notes and the Creditors' Committee and members thereof (i) support regarding a plan of reorganization and (ii) a commitment to invest in the new business post-emergence from Chapter 11.
No assurance can be given as to the value, if any, that may be distributable to holders of the Company's various pre-petition liabilities and other securities. The Company expects that the ultimate value of any distribution to holders of its securities will be determined in connection with a plan of reorganization. At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. The Company’s common stock has been delisted from trading on the Nasdaq Stock Market (“NASDAQ”) and the POR, if approved by the Bankruptcy Court, would result in the cancellation of the Company’s outstanding equity. Accordingly, the Company urges that caution be exercised with respect to existing and future investments in any of these securities or other Company claims. Further, it is also expected that the Company's senior secured notes and convertible notes will suffer substantial impairment.
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

The Company expects that liabilities subject to compromise and resolution in the Chapter 11 Case will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.
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
Plan of reorganization. Under Chapter 11 of the Bankruptcy Code, the Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Company's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. On October 15, 2013, the Bankruptcy Court entered an order extending the Company's exclusive period to file a plan of reorganization to May 31, 2014, and the period to solicit acceptances of a plan to July 24, 2014. On May 13, 2014, the Company filed a motion to further extend the exclusivity period to file a plan to July 31, 2014, and to September 30, 2014, to solicit acceptances for a plan. By an order entered July 1, 2014, the Bankruptcy Court approved the extensions. On July 30, 2014, the Company filed a motion with the Bankruptcy Court seeking a further extension of the exclusivity period to file a plan to December 10, 2014, and to solicit acceptances of a plan to February 10, 2015. This final extension of the exclusivity periods was approved by the Bankruptcy Court by order entered August 29, 2014. On November 6, 2014, in connection with its order approving the Maturity Extension Amendment, the Bankruptcy Court entered an order terminating the Company’s exclusive period to file a plan of reorganization. As a result, any party in interest may file a plan of reorganization for the Company. On November 17, 2014, the Company filed a POR and a disclosure statement with the Bankruptcy Court. On February 4, 2015, the Bankruptcy Court approved the disclosure statement and procedures for soliciting votes on the POR, and scheduled the hearing to consider confirmation of the POR for March 27, 2015. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
Reorganization costs. The Company has incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly effect the Company's results of operations. Pre-petition claims will be reflected in liabilities subject to compromise on the Consolidated Balance Sheets. For additional information, see Note 1 to the Consolidated Financial Statements.

Further Information. For further information regarding the Chapter 11 Case, see Note 1 to the Consolidated Financial Statements. Additional information about the Company's Chapter 11 filing is also available on www.exiderestructures.com and at www.exiderestructuringinfo.com.
Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 44.4% of the Company’s cost of goods sold for the nine months ended December 31, 2014. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 0.1% from $2,090 per metric ton for the nine months ended December 31, 2013 to $2,092 per metric ton for the nine months ended December 31, 2014. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
In the Americas, the Company typically obtains the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent battery collectors. Historically, recycling in the Americas has helped the Company control the cost of its principal raw material compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries decreased approximately 1.0% for the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. The Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market. During the nine months ended December 31, 2014 the Company's Vernon, California recycling facility was temporarily suspended for the entire period forcing the Company to procure lead at higher costs from alternative sources, including tollers.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the euro. For the nine months ended December 31, 2014, the average exchange rate of the euro to the U.S. dollar has decreased (1.1)% on average to $1.32 compared to $1.33 for nine months ended December 31, 2013. At December 31, 2014, the euro was $1.21 as compared to $1.38 at March 31, 2014. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2014, approximately 62.3% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.7% of the Company’s aggregate accounts receivable and inventories as of December 31, 2014 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance could be adversely impacted.
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
Results of Operations
Three months ended December 31, 2014 compared with the three months ended December 31, 2013
Net Sales
Net sales were $692.6 million for the three months ended December 31, 2014 compared to $759.7 million for the three months ended December 31, 2013. Foreign currency translation had an unfavorable impact on net sales of approximately $42.6 million. Excluding foreign currency translation, net sales decreased by approximately $24.5 million, or 3.2%, primarily due to the exit of certain OE contracts in Transportation Americas, capital spending delay by a certain significant Network Power customer in the Americas, partially offset by higher Motive Power units sales in both of the Company’s Industrial Energy segments. Additionally, lead related pricing actions had an estimated $4.0 million favorable impact on net sales. See segment discussion below.
Net sales by operating segment:

			FAVORABLE / (UNFAVORABLE)
	Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2014	December 31, 2013
	(In thousands)
Transportation Americas	$179,066	$189,515	$(10,449)	$(2,872)	$(7,577)
Transportation Europe & ROW	243,255	283,663	(40,408)	(22,671)	(17,737)
Industrial Energy Americas	71,526	75,375	(3,849)	(547)	(3,302)
Industrial Energy Europe & ROW	198,721	211,113	(12,392)	(16,515)	4,123
	$692,568	$759,666	$(67,098)	$(42,605)	$(24,493)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 4.0% primarily due to the exit from OE automotive contracts, 5.6% lower aftermarket unit sales, and $3.0 million lower third party lead and tolling sales resulting from the temporary suspension of the Company’s Vernon, California recycling plant in the current fiscal year.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, decreased 6.3% primarily due to weaker unit sales with original equipment down 9.0% and aftermarket down 7.1%. Lead related pricing actions had a favorable impact of $2.2 million.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 4.4% primarily due to lower unit sales in the Network Power as a result of capital spending delay by a certain significant customer, partially offset by significantly higher unit sales in the Motive Power market, including higher average selling prices on Tubular units.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, increased 2.0% primarily due to 5.8% higher motive unit sales and higher military sales, partially offset by lower Network Power sales which were down 9.2%. Lead related pricing actions had a favorable impact of $1.7 million.
Gross Profit
Gross profit was $89.4 million for the three months ended December 31, 2014 compared to $110.0 million for the three months ended December 31, 2013. Gross margin was down approximately 160 basis points from 14.5% to 12.9% of net sales primarily resulting from approximately $13.4 million higher costs resulting from the temporary suspension of and professional fees relating to the Company’s Vernon, California recycling facility. See further discussion of operating segments below under the caption “Operating income (loss) by operating segment".
Operating Expenses
Selling and administrative expenses were $85.5 million for the three months ended December 31, 2014 compared to $94.7 million for the three months ended December 31, 2013. Excluding $3.9 million favorable foreign currency translation impact, this decrease is due to lower salary and benefits costs from reduced headcount and lower professional fees, including legal fees.
Restructuring and impairment expenses were $0.3 million for the three months ended December 31, 2014 compared to $3.3 million for the three months ended December 31, 2013. Prior year included certain headcount reductions primarily in Europe.
Operating Income (Loss)
Operating income (loss) was $3.6 million in the three months ended December 31, 2014 compared to $12.0 million in the three months ended December 31, 2013. See segment discussion below.
Operating income (loss) by operating segment:

	Three Months Ended
	December 31, 2014		December 31, 2013		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(10,242)	(5.7)%	$(280)	(0.1)%	$(9,962)	$(105)	$(9,857)
Transportation Europe & ROW	10,296	4.2%	15,986	5.6%	(5,690)	(1,355)	(4,335)
Industrial Energy Americas	4,159	5.8%	4,785	6.3%	(626)	(94)	(532)
Industrial Energy Europe & ROW	7,337	3.7%	4,880	2.3%	2,457	(534)	2,991
Unallocated corporate	(7,719)	n/a	(10,015)	n/a	2,296	172	2,124
	3,831	0.6%	15,356	2.0%	(11,525)	(1,916)	(9,609)
Restructuring and impairments, net	(278)	n/a	(3,329)	n/a	3,051	(53)	3,104
Operating income	$3,553	0.5%	$12,027	1.6%	$(8,474)	$(1,969)	$(6,505)
Gross margins by operating segment:

	Three Months Ended
	December 31, 2014	December 31, 2013
Transportation Americas	7.9%	12.6%
Transportation Europe & ROW	12.5%	13.4%
Industrial Energy Americas	19.9%	21.7%
Industrial Energy Europe & ROW	15.4%	15.1%
	12.9%	14.5%
Transportation Americas operating loss, increased primarily due to approximately $13.4 million costs resulting from the temporary suspension of and professional fees relating to the Company's Vernon, California recycling facility. These incremental expenses consist of higher lead purchase cost as well as idle plant costs including the cost of maintaining a portion of our workforce. This was partially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, lower input costs, improved productivity at the Salina, Kansas facility, and lower SG&A expenses. The Company currently estimates the full operation of the Vernon, California recycling facility will not occur until after installation of the equipment required under the South Coast Air Quality Monitoring District ("SCAQMD") order currently expected to be completed in the first quarter of fiscal 2016. (See Note 11 to the Consolidated Financial Statements.) If the Company is unable to find adequate sources of lead or if the Company procures such sources of lead at significantly higher cost, such circumstances would continue to result in a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.
Transportation Europe & ROW operating income, excluding foreign currency translation impact, decreased primarily due to lower unit volumes as discussed above.
Industrial Energy Americas operating income decreased primarily due to the impact resulting from a dramatic reduction in Network Power volume driven by a significant downward revision in the capital spending pattern of a certain significant customer, offset by improved Motive Power volume and a better mix of higher margin tubular product.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, increased primarily due to higher Motive Power unit volumes and lower professional and legal fees in Europe.
Unallocated corporate expenses decreased primarily due to lower salary and benefits resulting from reduced headcount, partially offset by professional fees including legal fees.
Other (Income) Expense, net
Other (income) expense, net was $12.0 million for the three months ended December 31, 2014 compared to $(3.6) million for the three months ended December 31, 2013. The change primarily results from unfavorable currency remeasurement on euro denominated inter-company borrowings versus the prior year.
Interest Expense, net
Interest expense was $33.4 million for the three months ended December 31, 2014 compared to $31.8 million for the three months ended December 31, 2013. The change is due to higher average borrowings under the DIP Credit Facility, partially offset by lower amortization of deferred financing costs related to the DIP Credit Facility and amendments thereto. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise, including the $675.0 million of senior secured notes.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information, see Note 1 to the Consolidated Financial Statements.
Income Taxes

	Three Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Loss before income taxes	$(60,273)	$(33,133)
Income tax provision	3,007	1,344
Effective tax rate	(5.0)%	(4.1)%
The income tax expense for the three months ended December 31, 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate was affected by the recognition of $32.9 million in valuation allowances on current period tax benefits.
The income tax expense for the three months ended December 31, 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate was affected by the recognition of $18.0 million in valuation allowances on current period tax benefits.
Nine months ended December 31, 2014 compared with the nine months ended December 31, 2013
Net Sales
Net sales were $2.0 billion for the nine months ended December 31, 2014 compared to $2.1 billion for the nine months ended December 31, 2013. Foreign currency translation had an unfavorable impact on net sales by approximately $31.2 million. Excluding foreign currency translation impact, net sales decreased by approximately $109.4 million, or 5.1%, primarily due to the exit of certain OE contracts and lower aftermarket unit sales in Transportation Americas, capital spending delay by a certain significant Network Power customer in the Americas, and lower unit sales in Industrial Energy and Transportation Europe & ROW, and lower third party lead sales. Additionally, lead related pricing actions had an estimated $12.3 million unfavorable impact on net sales.
Net sales by operating segment:

			FAVORABLE / (UNFAVORABLE)
	Nine Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2014	December 31, 2013
	(In thousands)
Transportation Americas	$497,722	$564,959	$(67,237)	$(5,844)	$(61,393)
Transportation Europe & ROW	657,707	689,832	(32,125)	(15,681)	(16,444)
Industrial Energy Americas	256,495	281,734	(25,239)	(1,158)	(24,081)
Industrial Energy Europe & ROW	587,204	603,185	(15,981)	(8,518)	(7,463)
	$1,999,128	$2,139,710	$(140,582)	$(31,201)	$(109,381)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 10.9% primarily due to the exit from OE automotive contracts, 8.3% lower aftermarket unit sales and $9.3 million lower third party lead and tolling sales resulting from the temporary suspension of the Company’s Vernon, California recycling plant in the current fiscal year.
Transportation Europe & ROW net sales, excluding foreign currency translation impact, decreased 2.4% primarily due to 4.0% lower unit sales in the aftermarket channel and $7.1 million of unfavorable lead-related pricing actions, partially offset by higher OE unit sales.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 8.5% primarily due to lower unit sales in Network Power as a result of capital spending delay by a certain significant customer, partially offset by 13.5% higher unit sales in the Motive Power market, including higher average selling prices on Tubular units.
Industrial Energy Europe & ROW net sales, excluding foreign currency translation impact, decreased 1.2% primarily due to lower sales across all markets coupled with an estimated $5.2 million of unfavorable lead-related pricing actions.
Gross Profit
Gross profit was $254.4 million for the nine months ended December 31, 2014 compared to $282.8 million for the nine months ended December 31, 2013. Gross margin decreased slightly to 12.7% of net sales from 13.2% of net sales in the prior year primarily resulting from approximately $31.2 million higher costs resulting from the temporary suspension of and professional fees relating to the Company’s Vernon, California recycling facility. See further discussion below under the caption “Operating income (loss) by operating segment".
Operating Expenses
Selling and administrative expenses were $269.1 million for the nine months ended December 31, 2014 compared to $275.5 million for the nine months ended December 31, 2013. Excluding $2.7 million foreign currency translation impact, the decrease is due to lower salary and benefits costs related to reduced headcount, partially offset by higher professional fees including legal fees, principally related to matters pertaining to the Company's Vernon, California recycling facility and other matters.
Restructuring and impairment expenses were $17.9 million for the nine months ended December 31, 2014 compared to $14.7 million for the nine months ended December 31, 2013. Fiscal 2015 restructuring and impairment expenses included a $13.0 million asset impairment charge related to the closed Frisco, Texas recycling facility. Fiscal 2014 restructuring and impairment expenses included costs related to the Company’s Transportation Americas headcount reductions and exit of the Vortex product line and related costs. The remainder related to certain headcount reductions in Europe and the corporate headquarters, partially offset by insurance proceeds received due to a facility fire in Romano, Italy.
Operating Income (Loss)
Operating income (loss) was $(32.6) million in the nine months ended December 31, 2014 compared to $(7.4) million in the nine months ended December 31, 2013. See segment discussion below.
Operating income (loss) by operating segment:

	Nine Months Ended
	December 31, 2014		December 31, 2013		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(39,521)	(7.9)%	$(21,344)	(3.8)%	$(18,177)	$(178)	$(17,999)
Transportation Europe & ROW	16,751	2.5%	15,957	2.3%	794	(1,579)	2,373
Industrial Energy Americas	14,921	5.8%	22,486	8.0%	(7,565)	(180)	(7,385)
Industrial Energy Europe & ROW	16,495	2.8%	15,130	2.5%	1,365	(227)	1,592
Unallocated corporate	(23,323)	n/a	(24,964)	n/a	1,641	55	1,586
	(14,677)	(0.7)%	7,265	0.3%	(21,942)	(2,109)	(19,833)
Restructuring and impairments, net	(17,910)	n/a	(14,653)	n/a	(3,257)	2	(3,259)
Operating loss	$(32,587)	(1.6)%	$(7,388)	(0.3)%	$(25,199)	$(2,107)	$(23,092)

Gross margins by operating segment are shown below:

	Nine Months Ended
	December 31, 2014	December 31, 2013
Transportation Americas	7.6%	10.3%
Transportation Europe & ROW	12.0%	11.5%
Industrial Energy Americas	18.9%	20.1%
Industrial Energy Europe & ROW	15.2%	14.7%
	12.7%	13.2%
Transportation Americas operating loss changed as a result of approximately $31.2 million unfavorable manufacturing costs resulting from the temporary suspension of the Vernon, California facility for the entirety of the fiscal year. These incremental expenses consist of higher lead purchase cost as well as idle plant costs including the cost of maintaining a portion of the workforce. This was partially mitigated by improved margins in the battery portion of the business from exiting OE automotive contracts, lower input costs, improved productivity at the Salina, Kansas facility, and lower SG&A expenses.
Transportation Europe & ROW operating income, excluding foreign currency translation impact, increased as a result of improved margin on higher OE volumes, price stability despite lower input costs, better manufacturing performance and continued lower scrap costs across the business.
Industrial Energy Americas operating income decreased as a result of the impact of Network Power volume decline by a certain significant customer, partially offset by higher Motive Power sales.
Industrial Energy Europe & ROW operating income, excluding foreign currency translation impact, increased as a result of improved plant performance and lower input costs including lower energy costs, partially offset by lower unit sales.
Unallocated corporate operating loss decreased as a result of lower salary and benefits costs related to reduced headcount, partially offset by higher professional fees including legal fees, principally related to matters pertaining to the Company's Vernon, California recycling facility and other matters.
Other (Income) Expense, net
Other (income) expense, net was $28.7 million for the nine months ended December 31, 2014 compared to $(6.0) million in the nine months ended December 31, 2013. The change primarily results from unfavorable currency remeasurement on euro denominated inter-company borrowings as compared to prior year.
Interest Expense, net
Interest expense was $104.6 million for the nine months ended December 31, 2014 compared to $83.7 million for the nine months ended December 31, 2013. The change is due to higher average borrowings under the DIP Credit Facility and higher amortization of deferred financing costs related to the DIP Credit Facility and amendments thereto. In addition, the Company has continued to accrue interest on certain debt included in Liabilities Subject to Compromise, including the $675.0 million of senior secured notes.
Reorganization Items, net
Reorganization expense includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the professional advisors to the Company and various creditor constituencies, including legal, financial, and environmental experts. For additional information, see Note 1 to the Consolidated Financial Statements.
Income Taxes
Income taxes consisted of the following:

	Nine Months Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Loss before income taxes	$(221,606)	$(161,035)
Income tax provision	9,377	4,628
Effective tax rate	(4.2)%	(2.9)%

The income tax expense for the nine months ended December 31, 2014 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate was affected by the recognition of $96.2 million in valuation allowances on current period tax benefits.
The income tax expense for the nine months ended December 31, 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain, and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate was affected by the recognition of $62.6 million in valuation allowances on current period tax benefits.
Liquidity and Capital Resources
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Company and, as a result, the Company's senior secured notes and convertible notes have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 Case automatically stays most creditor actions, including the actions of the holders of the Company's senior secured notes and convertible notes, against the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. There can be no assurance that a plan will be proposed by the Company or confirmed by the Bankruptcy Court or that any such plan will be successfully implemented.

To enhance liquidity, in connection with the Chapter 11 Case, the Company secured the DIP Credit Facility, as amended with an aggregate principal amount of approximately $535.0 million.
As of December 31, 2014, the Company had cash and cash equivalents of $55.0 million and availability under the ABL revolving credit facility of $14.4 million. At March 31, 2014, the Company had cash and cash equivalents of $103.7 million and availability under the ABL revolving credit facility of $129.4 million.
DIP Facilities
In connection with the Chapter 11 Case, the Company has entered into a DIP Credit Facility on the terms set forth in the DIP Credit Agreement, as amended. The DIP Credit Agreement, as amended, provides for senior secured, superpriority DIP financing facilities in an aggregate amount of up to $535.0 million, consisting of a $200.0 million senior secured asset based revolving credit facility ("ABL revolving credit facility"), subject to a borrowing base, and a $335.0 million "last out" term loan facility. The DIP Credit Agreement also provides a $25.0 million swingline facility sub-limit. The two separate tranches in the $200.0 million ABL revolving credit facility provide: (i) a $98.0 million facility under which only advances denominated in U.S. dollars can be drawn; and (ii) a $102.0 million facility under which advances denominated in U.S. dollars or euros can be drawn.
On July 24, 2013, the DIP Credit Agreement was amended to permit an increase in the quarterly maximum capital expenditure limits of $25.0 million by $2.5 million should the preceding quarter’s EBITDA exceed 110.0% of the DIP budget, with the rolling four quarter maximum capital expenditures increased to $90.0 million for the four quarters ending after March 31, 2014.
On October 9, 2013, a second amendment provided additional flexibility to the Company with regard to certain non-core asset transactions and further clarified certain terms of the DIP Credit Agreement. The second amendment revised the definition of "Permitted Liens" to permit contractual encumbrances in connection with certain permitted dispositions under the DIP Credit Agreement. The second amendment further changed the definition of cumulative total adjusted operating cash flows to exclude the effect of Frisco Escrow Account receipts from cumulative total adjusted operating cash flows.
On May 28, 2014, the Company entered into the third amendment to the DIP Credit Agreement, which, among other things, extended to June 30, 2014 the milestone for the Company to file a plan of reorganization with the Bankruptcy Court. The third amendment increased the quarterly and rolling four quarter capital expenditure limits from $25.0 million and $90.0 million to $36.0 million and $120.0 million, respectively. The third amendment also excluded from the definition of "Capital Expenditure" expenditures made in connection with the replacement, substitution, restoration or repair of assets funded through the receipt of insurance proceeds or other compensation awards paid on account of a casualty loss. Finally, the third amendment increased the European factoring basket to 100.0 million euros from 75.0 million euros and expanded the subsidiaries whose receivables can be factored to include subsidiaries domiciled in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway, and Sweden.
On June 27, 2014, the Company entered into the fourth amendment to the DIP Credit Agreement, which extended to July 31, 2014 the deadline for filing a plan of reorganization and eliminated the milestone related to soliciting acceptance of the plan of reorganization. The fourth amendment also increased to $85.0 million from $75.0 million the letters of credit sublimit.

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
On July 28, 2014, the Bankruptcy Court entered an order approving the Upsizing Amendment. Certain members of the UNC provided additional term loan financing with net cash proceeds of $60.0 million, subject to satisfaction of certain conditions including approval by the Bankruptcy Court.
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
On January 14, 2015, the Company entered into the tenth amendment to the DIP Credit Agreement, which extended the milestones for the (i) approval of the Company’s disclosure statement from January 15, 2015 until February 9, 2015 and (ii) confirmation of the Company's plan of reorganization from March 10, 2015 until March 25, 2015.
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
The Company's business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company's indebtedness, or to fund the Company's other liquidity needs, including working capital, capital expenditures, strategic acquisitions, investments and alliances, restructuring actions, costs related to the Chapter 11 Case, and other general corporate requirements. If the Company cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seek additional equity capital. These actions may be restricted as a result of the Company's Chapter 11 Case and the DIP Credit Agreement. Such actions could increase the Company's debt, negatively impact customer confidence in the Company's ability to provide products and services, reduce the Company's ability to raise additional capital, delay improvements in profitability, and adversely affect the Company's ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be affected on commercially reasonable terms, if at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company's debt or generate sufficient cash flow to fund its liquidity needs, could intensify.
At December 31, 2014, the Company had outstanding letters of credit with a face value of $0.8 million and surety bonds with a face value of $47.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year subject to the terms of the DIP Credit Facility.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2014, bank guarantees with an aggregate face value of $9.8 million were outstanding.
At December 31, 2014, the Company was in compliance with covenants contained in the DIP Credit Agreement.
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
Cash used in operating activities was $150.6 million and $199.5 million in the nine months ended December 31, 2014 and 2013, respectively. The nine months ended December 31, 2014 operating cash flow reflects a change in other, net primarily related to a drawdown of approximately $65.0 million of previously existing letters of credit prior to the DIP facility extension period. The letters of credit were originally issued to support the Company's financial assurance requirements associated with certain environmental liabilities as well as its estimated self-insured workers' compensation obligations.
The prior year increased usage primarily relates to Debtor Chapter 11 reorganization fees and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection.

Cash used in investing activities primarily consisted of capital expenditures of $76.9 million and $51.4 million in the nine months ended December 31, 2014 and 2013, respectively. The nine months ended December 31, 2014 and 2013, respectively, include proceeds of $7.6 million and $4.2 million related to the sale of a non-core business and other assets.
Cash provided by financing activities was $177.1 million and $225.8 million in the nine months ended December 31, 2014 and 2013, respectively. The respective periods include borrowings under the DIP Credit Facility, partially offset by related financing fees.
The fiscal 2015 pension plan and other post-retirement contributions are estimated to be $17.3 million and $1.7 million, respectively, which the Company has funded $14.0 million of during the nine months ended December 31, 2014.
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
On July 10, 2014 (with a minor modification on January 13, 2015) the SCAQMD Hearing Board approved a resolution of the Company's pending administrative matters with the SCAQMD through the issuance of two Orders for Abatement ("Stipulated OAs"). The Stipulated OAs require the Company: (i) to refrain from resuming operations of the Vernon, California facility furnaces until it installs certain air quality control improvements required to comply with the newly adopted Rule 1420.1 standards in accordance with SCAQMD issued permits and applicable SCAQMD rules; and (ii) to install those improvements in accordance with an SCAQMD approved dust mitigation plan. Concurrently, in a settlement agreement with SCAQMD, the Company agreed to dismiss its Writ of Mandamus legal action. The Company currently estimates the full operation of the furnaces under continuous negative pressure will not occur until after installation of the aforesaid equipment expected to be completed in the first quarter of fiscal 2016 should the Company decide to proceed.
On November 6, 2014, the Company agreed to a comprehensive Stipulation and Order resolving certain disputes with the DTSC relating to the Company’s Vernon, California recycling facility. The Stipulation and Order was approved by the bankruptcy court on November 20, 2014 and went effective on November 21, 2014. For additional information concerning this matter, see Note 11 to the Consolidated Financial Statements.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $93.6 million and $87.5 million of accounts receivable as of December 31, 2014 and March 31, 2014, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Changes to the quantitative and qualitative market risks as of December 31, 2014 are described in Item 2 above. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 for further information.

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
As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. The Company undertakes no obligation to update any forward-looking statements in this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to the Consolidated Financial Statements.

Item 1A. Risk Factors
See Item 1A in Part I of the Company's fiscal 2014 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at December 31, 2014, totaled approximately $818.0 million.

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
10.78	Backstop Commitment Agreement, dated January 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 8, 2015.

10.79	Second Amended and Restated Plan Support Agreement, dated January 7, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 8, 2015.

10.80
Amendment No. 10, dated as of January 14, 2015, to the Amended and Restated Superpriority Debtor-in-Possession Credit Agreement, dated as of July 12, 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 13, 2015

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

Date: February 6, 2015